Form 10-Q
period 2008-06-30
Pioneer Consulting group, Inc.
filed 2008-10-28
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28843

Pioneer Consulting Group, Inc.
 (Name of Small Business Issuer in its charter)

NEVADA	20-5912837
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number

2840 Hwy 95 Alt S #7
Silver Springs, NV	89429
(Address of principal executive offices)	(Zip code)

(775) 577-5386
Issuer’s Telephone Number

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such report(s), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

          As of October 24, 2008, the Company had 4,750,000 shares of common stock issued and outstanding.

FORM 10-Q
PIONEER CONSULTING GROUP, INC.
INDEX

		Page

PART I	Financial Information	4

	Item 1. Financial Statements	4

	Balance Sheets as of June 30, 2008 (Unaudited) and September 30, 2007 (audited)	5

	Statements of Operations for the Three Months and Nine Months Ended June30, 2008 and for the Period from Inception (June 28, 2006) to June 30, 2008 (Unaudited)	6

	Statement of Stockholder’s Deficit for the Period from Inception (June 28, 2006) to June 30, 2008 (Unaudited)	7

	Statements of Cash Flows for the Three Months and Nine Months Ended June 30, 2008 and for the Period from Inception (June 28, 2006) to June 30, 2008 (Unaudited)	8

	Notes to Financial Statements as of June 30, 2008	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12

	Item 3. Qualitative and Quantitative Disclosures About Market Risk	13

	Item 4T. Controls and Procedures	14

PART II	Other Information	14

	Item 1. Legal Proceedings	14

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3. Defaults Upon Senior Securities	14

	Item 4. Submission of Matters to a Vote of Security Holders	14

	Item 5. Other Information	15

	Item 6. Exhibits	15

	Signatures	16

	Exhibit Index	17

Pioneer Consulting Group, Inc.
(A Development Stage Company)

Part I – Financial Information

Item 1. Financial Statements
(For the three and nine months ended June 30, 2008)

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008 (unaudited)	September 30, 2007 (audited)

ASSETS
Current Assets
Cash	$4,409	$99
Accrued Interest Receivable	831	0
Marketable Securities	33,071	43,834

Total Current Assets	43,871	43,933

Property and Equipment, net	4,194	—

Other Assets
Security Deposit	535	—

Total Assets	$48,600	$43,933

LIABILITIES AND STOCKHOLDER’S DEFICIT
LIABILITIES
Current Liabilities
Accrued Expenses – Related Party	$23,052	$9,322

Long-term Liabilities
Note Payable – Related Party	50,000	50,000

Total Liabilities	73,052	59,322

STOCKHOLDER’S DEFICIT

Preferred Stock: $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common Stock: $.001 par value, 100,000,000 shares authorized, 4,750,000 issued and outstanding	4,750	4,750
Additional paid in capital	232,750	232,750
Deferred Officer’s Compensation	0	(59,250)
Accumulated Other Comprehensive Loss	(18,997)	(8,234)
Deficit Accumulated During the Development Stage	(242,955)	(185,405)

Total Stockholder’s Deficit	(24,452)	(15,389)

Total Liabilities and Stockholder’s Deficit	$48,600	$43,933

The accompanying notes are an integral part of these financial statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	Period from Inception (June 28, 2006) to June 30, 2008

Revenue	$2,010	$4,768	$4,768

Operating Expenses
General and Administrative Expenses	6,209	68,585	256,177

Net Operating Income (Loss)	(4,199)	(63,817)	(251,409)

Other Income and (Expense)
Interest and Dividend Income	2,867	4,981	7,168
Margin Interest Expense	(31)	(31)	(31)
Gains on Sales of Investments	1,317	1,317	1,317

Total Other Income	4,153	6,267	8,454

Net Income (Loss)	$(46)	$(57,550)	$(242,955)

Weighted Average Shares Outstanding	4,750,000	4,750,000

Income (Loss) per Common Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Stockholder’s Deficit (unaudited)
For the period from Inception (June 28, 2006) to June 30, 2008

	Common Shares		Additional Paid-in Capital	Deferred Officer’s Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated in the Development Stage	Total

	Issued	Amount

Balance - October 1, 2006	—	$—	$—	$—	$—	$—	$—

Shares Issued to Officer	4,750,000	4,750	232,750	—	—	—	237,500
Stock Issued - Deferred Officer’s Compensation	—	—	—	(59,250)	—	—	(59,250)
Unrealized Loss in Value of Marketable Securities	—	—	—	—	(8,234)	—	(8,234)
Net Loss	—	—	—	—	—	(185,405)	(185,405)

Balance - September 30, 2007	4,750,000	4,750	232,750	(59,250)	(8,234)	(185,405)	(15,389)
Officer’s Compensation	—	—	—	59,250	—	—	59,250
Unrealized Loss in Value of Marketable Securities	—	—	—	—	(10,763)	—	(10,763)
Net Loss	—	—	—	—	—	(57,550)	(57,550)

Balance – June 30, 2008	4,750,000	$4,750	$232,750	$0	$(18,997)	$(242,955)	$(24,452)

The accompanying notes are an integral part of these financial statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008	Period from Inception (June 28, 2006) to June 30, 2008

Cash Flows from Operating Activities
Net Income (Loss)	$(46)	$(57,550)	$(242,955)
Depreciation and Amortization	270	622	622
Gains on Sales of Investments	(1,317)	(1,317)	(1,317)
Compensation Expense Related to Stock Issued for Services	—	59,250	237,500
Adjustment to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Increase in Accrued Interest Receivable	(831)	(831)	(831)
Increase in Security Deposit	—	(535)	(535)
Increase in Accrued Expenses – Related Party	6,810	13,730	23,052

Cash Provided by (Used in) Operating Activities	4,886	13,369	15,536

Cash Flows from Investing Activities
Purchases of Property and Equipment	(1,197)	(4,816)	(4,816)
Proceeds from Sales of Marketable Securities	52,953	52,953	52,953
Purchases of Marketable Securities	(57,196)	(57,196)	(109,264)

Cash Provided by (Used in) Investing Activities	(5,440)	(9,059)	(61,127)

Cash Flows from Financing Activities
Loan Received from Related Party	—	—	50,000

Increase (Decrease) in Cash	(554)	4,310	4,409
Cash, opening	4,963	99	—

Cash, closing	$4,409	$4,409	$4,409

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$31	$31	$31

Cash Paid for Income Taxes	$-0-	$-0-	$-0-

The accompanying notes are an integral part of these financial statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Pioneer Consulting Group, Inc. (the “Company”) was incorporated in Nevada on June 28, 2006, and was inactive until December 28, 2006. The Company was organized to engage in any lawful act or activity for which a corporation may be organized and is in the business of document formatting and electronic filing services for public corporations and individuals.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-KSB, have been omitted.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2008, the Company had $4,409 of unrestricted cash that was being held in a money market account, to be used for future business operations.

Marketable Securities

The Company has investments in marketable securities that are considered to be available-for-sale. In accordance with FAS 115, the Company accounts for these at fair market value and records unrecognized gains or losses on the change in market value. Gains and losses are recognized at the time a marketable security is sold.

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and marketable securities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

Revenues from document formatting and electronic filing services are recognized at the time the services are provided to the customer.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common Shares Issued for Services

The company issued 4,750,000 common shares to its CEO under an employment agreement for calendar year 2007. The associated expenses were amortized over the term of the contract, with the unamortized portion reflected as a reduction to stockholder’s equity.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Pioneer Consulting Group, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

NOTE 2 – MARKETABLE SECURITIES

The marketable securities at June 30, 2008 and September 30, 2007 are available-for-sale and have been valued at their fair market value of $33,071 and $43,834, respectively which is less than the original cost of the investments. The decline in value of $18,997 and $8,234, respectively, has been accounted for as an unrecognized loss and is reflected in “other comprehensive loss” in stockholder’s equity.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totaling $23,052 at June 30, 2008, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company’s CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2011.

NOTE 6 – INCOME TAXES

For the period from inception through the period ended June 30, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $243,000 at June 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2008	September 30, 2007

Deferred tax asset attributable to:
Net operating loss carryover	$82,600	$63,000
Valuation allowance	(82,600)	(63,000)

Net deferred tax asset	$—	$—

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

NOTE 7 – LEASE

The Company is operating out of a leased facility on a month to month lease that requires monthly payments of $535. A refundable security deposit of $535 was paid at the inception of the lease.

NOTE 8 – LIQUIDITY AND GOING CONCERN

Pioneer Consulting Group, Inc. has limited working capital and has received minor revenues so far from sales services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Pioneer Consulting Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its future capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Pioneer Consulting Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 to focus on providing services for SEC EDGAR filings.

Pioneer Consulting Group has just recently commenced operations. Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC’s electronic data gathering analysis and retrieval system, called EDGAR.

During the quarter ended June 30, 2008 we generated $2,010 in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $ 6,209 and other income of $4,153 the Company had a net loss for quarter end June 30, 2008 of $46.

In the nine month period ending June 30, 2008, we generated $4,768 in revenues from operations and the Company’s total expenses were $68,585 all from general and administrative expenses resulting in a net loss of $63,817.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business. We believe that our cash on hand as of June 30, 2008, in the amount of $4,409, is not sufficient to maintain our current level of operations for the next approximately 12 months.

We hope to obtain a portion of the electronic filings made by companies and certain individuals in this market by providing exceptional service at competitive prices compared to our competitors. We provide EDGAR filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing our services to these groups directly or through legal and accounting firms specializing in securities practices.

The current marketplace of established EDGAR filing service providers is highly fragmented, with literally dozens of EDGAR filing service providers located throughout the country. We believe that, if properly capitalized, we can develop our existing contacts and resources to compete in this field and within our market.

Plan of Operations

We offer EDGAR filing services utilizing the HTML and traditional text filing format. Our turnaround time for text based files is expected to be approximately 24 hours for documents submitted to us by e-mail, diskette or any other digital format, and 48 hours for hard copy or hand-keyed documents. We also offer PDF filing formats.

Our services include, making a client’s SEC required filings “EDGAR-ready”.

We currently deliver our EDGAR filing services primarily through our web site. Our fully functional web site can be found at http://www.mylegalfilings.com. Initially, we are focusing our marketing efforts on targeting smaller public companies. As we grow, hire and train additional personnel and can benefit from certain economies of scale, we will seek to target larger companies. We intend to compete on the basis of exemplary customer service and competitive rates.

Liquidity and Capital Resources

Pioneer Consulting Group, Inc. has limited working capital and has received minor revenues so far from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2008, the Company had a cash balance of $4,409. We have minimal capital expenditure commitments. The Company’s cash used in operations for the three months ended June 30, 2008 was $4,886 and the Company currently is using approximately $1,629 cash per month in operations.

The ability of the Pioneer Consulting Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 4T. CONTROLS AND PROCEDURES.

          As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the second quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

          Maddox Ungar Silberstein, PLLC., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          There is no material legal proceeding pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          Not applicable.

ITEM 6. EXHIBITS.

          Please see Exhibit Index located behind the signature page.

          Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER CONSULTING GROUP, INC.

Date: October 24, 2008
/s/ Matthew J. Marcus

Matthew J. Marcus
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.