Form 10-K
period 2008-09-30
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _______________

                       Commission File Number: 333-147634

                         PIONEER CONSULTING GROUP, INC.
               (Exact name of registrant as specified in charter)

           Nevada                                             20-5912837
(State or other jurisdiction of                       (I.R.S. Employee I.D. No.)
 incorporation or organization)

        2840 Hwy 95 Alt S #7
        Silver Springs, NV                                      89429
(Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number (775) 577-5386

          Securities registered pursuant to Section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                              None

          Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $0.001 par value.
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer   [   ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: May 29, 2012: 4,750,000 common shares

                                    CONTENTS

PART I

ITEM 1.  BUSINESS ..........................................................   3

ITEM 2.  RISK FACTORS ......................................................   9

ITEM 2A. UNRESOLVED STAFF COMMENTS .........................................  11

ITEM 3.  LEGAL PROCEEDINGS .................................................  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .............  11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES ..................  12

ITEM 6.  SELECTED FINANCIAL INFORMATION ....................................  12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS .........................................  13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  15

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ..........................................  25

ITEM 9A. CONTROLS AND PROCEDURES ...........................................  25

ITEM 9A(T). CONTROLS AND PROCEDURES ........................................  26

ITEM 9B. OTHER INFORMATION .................................................  26

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ............  27

ITEM 11. EXECUTIVE COMPENSATION ............................................  28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ...................................  29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE ......................................................  31

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................  33

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................  34

SIGNATURES .................................................................  34

                                     PART 1

ITEM 1. BUSINESS

IN GENERAL

Pioneer Consulting Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 to focus on utilizing Financial Mark-up Language Technology Software to facilitate SEC EDGAR filings.

Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC's electronic data gathering analysis and retrieval system, short for EDGAR.

The SEC requires participants or their agents to file most disclosure information in an electronic format through EDGAR rather than by traditional paper filing package. This electronic format, usually in text, but most recently in html, which stands for hyper-text markup language, the language used to create web site documents, includes additional submission information within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. In essence, EDGAR allows companies and individuals to file, and the public to retrieve, disclosure information electronically, primarily through the SEC's EDGAR archive web site found at http://www.sec.gov. We convert SEC forms and exhibit documents in standard word processing and other computer formats to the EDGAR format and assemble these documents on behalf of our clients for electronic filing with the SEC.

Pioneer Consulting Group has obtained a license from Advanced Computer Innovations Inc.
(http://www.sec-EDGAR-filing.com/EDGARwiz.htm) for proven EDGAR filing software known as EDGAR Whiz. Converting documents to EDGAR for SEC filings is complicated. The stringent requirements can demand painstaking, time-consuming, and error-prone editing to get documents in shape for filing. EDGARwiz(TM) solves this problem. Running under Windows 2007, XP, 2000, NT, Me, 98 or 95, it converts MS Word, Excel, PowerPoint, WordPerfect, MS Works and several other kinds of documents to EDGAR easily and automatically. No special document preparation or subsequent editing is needed. The converted files encounter no validation errors and are ready to be attached to EDGAR submission and sent to the SEC. It is the most accurate, complete, flexible, fastest and cost-effective solution we know of for simple or complex EDGARfilings.

Our office address is at 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429. The telephone number of our principal executive office is (775) 577-4822 (775) 577-4822 . Our web site is will be located at http://www.mylegalfilings.com and our e-mail at that Internet address is info@mylegalfilings.com.

ABOUT THE SECURITIES AND EXCHANGE COMMISSION

The SEC was founded in 1933 to provide safeguards to protect investors in the American Stock Market from the kinds of practices that resulted in the crash of 1929. Since its inception, the SEC has developed regulations for publicly held corporations based on the premise that full disclosure, including negative factors, of public companies' business and financial status.

INDUSTRY BACKGROUND

Public companies must file certain reports with the SEC. In the beginning, SEC filings were submitted on paper and available only by paper copy. In the 1970's, the SEC contracted with an outside company to create and distribute microfiche copies to designated SEC public reference rooms. In order to obtain copies of these documents, individuals had to either make hard copies one page at a time or order copies from service bureaus such as Disclosure, Inc.

The SEC recognized the need to enhance the speed and efficiency of the SEC filing process, make corporate and financial information readily available to investors, and generate more informed investor participation and securities markets. Hence, the SEC began developing an electronic disclosure system in 1983.

By fall of 1984, a pilot system was opened for volunteers filing with both the division of corporate finance and the division of investment management. On July 15, 1992, the operational EDGAR system was made available to those filers, still on a voluntary basis.

On February 23, 1993, the SEC issued four releases adopting rules, on an interim basis, that required most documents processed by these divisions to be done so electronically. These releases contained phase-in schedules to bring filers onto the EDGAR system, a process that began on April 26, 1993.

After completing the phase-in of a statutorily mandated significant test group in December 1993, the SEC staff evaluated EDGAR's performance during a six-month test period. The evaluation resulted in a positive assessment of the EDGAR system and the SEC staff recommended that the SEC proceed with full implementation of mandated electronic filing.

Since May of 1996, the SEC mandates that persons or entities filing certain documents are required to make such filings electronically. The SEC will no longer accept any paper filings of most of its forms. Today, the EDGAR database is the definitive repository of corporate information.

In May of 1999 the EDGAR system began accepting documents in html, and unofficial documents in PDF, which stands for portable document format, which is a file that will look the same on the screen and in print, regardless of what kind of computer or printer someone is using and regardless of what software package was originally used to create it. This modernization of the EDGAR system was intended to make the system more user friendly, and give the documents submitted a look that was closer to that of the original document. At some point in the future, the SEC will no longer accept the traditional text documents, and html will become the new standard.

OUR MARKET

Most public companies securities are quoted and traded on either a national securities exchange, such as the American or New York Stock Exchange, or on electronic exchanges such as NASDAQ and the FINRA OTC bulletin board. At a minimum, each public company must file, through the SEC's EDGAR system, an annual report on form 10-k or form 10-ksb and three quarterly reports on form 10-q or form 10-qsb. Most companies make substantially more filings because of registration statements, reorganizations, mergers and acquisitions, name changes, material events of importance to security holders and a variety of other reasons required by the federal securities laws. In addition, officers and directors of the companies as well as large and/or influential stockholders are required to make filings on changes in their status with the companies.

We hope to capture a portion of the electronic filings made by companies and certain individuals in this market by providing exceptional service at competitive prices compared to our largest competitors, such as Vintage Filings, LLC which grew from start up to over a thousand clients in just a few years; recently acquired by a major wire service.

We provide EDGAR filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing our services to these groups directly or through legal and accounting firms specializing in securities practices.

FUTURE GROWTH STRATEGY

The current marketplace of established EDGAR filing service providers is highly fragmented, with literally dozens of EDGAR filing service providers located throughout the country. As such, we believe that there is an opportunity for a publicly traded EDGAR filing service provider company to acquire several, smaller and more established EDGAR filing service providers.

As we build a client base, we plan to hire independent contractors, according to our workload requirements, to assist us in providing the EDGAR filing services to our clients. As of the date of this filing, we have not had any preliminary contact or discussions with and there are no present plans, proposal, arrangements or understandings with any independent contractor. The independent contractor's duties, terms of engagement, responsibilities, compensation and provisions for payment shall be set forth in a work order of the independent contractor agreement, to be prepared by our attorney at a later date. Typically, a work order may consist of the following items:

Duties:

     1. Prepare client's word processing document to the SEC acceptable format for filing on EDGAR.

     2.   Services Provided By Contractor:
          a. Conversion of data from popular software applications including, but not limited to Word, Excel, Wordperfect, Lotus 1-2-3, and Quark Xpress to an acceptable EDGAR format, as requested by client;
          b. Assemble EDGAR filing, including all filing tags in accordance with SEC rules;
          c. Inclusion of PDF copies of documents in submission, if requested by client;
          d.   Transmission of test filing to the SEC;
          e. Print or e-mail a version to client for proofing prior to live transmission via fax, overnight mail or e-mail;
          f. Notify client of acceptance of EDGAR filing via fax or internet e-mail; and
          g. Hard copy of filing and acceptance notice via surface mail to client.

Term: The engagement shall commence upon delivery of the client documents to contractor for conversion, and to continue in full force and effect through x number of days or hours after receipt of the documents by contractor, or earlier upon completion of the contractor's duties under the agreement.

Responsibilities: Contractor must conduct himself/herself in a professional manner, complete work on time, and be available to the client by phone at all times during the term of the engagement.

Compensation: As full compensation for the services rendered by contractor, Pioneer Consulting Group shall pay the contractor x amount of dollars. Such compensation shall be payable within 30 days of receipt of contractor's invoice for services rendered supported by reasonable documentation.

OUR SERVICES

We are a full-service EDGAR filing service provider that files EDGAR reports on behalf of public companies and certain individuals. The scope of work undertaken by a full-service EDGAR filing service provider includes the following:

     1. Filing for EDGAR access codes: Before filers can use the EDGAR system, they must be registered on the EDGAR system as filers. We assist our clients in submitting their application to the SEC EDGAR office for registration. When the completed form is received by the SEC, account information such as filing codes are mailed to us and we forward a copy to our client.

     2. Conversion of documents to EDGAR acceptable format: Most documents are created on popular word processing software such as Microsoft Word or Wordperfect. We convert these documents in their original format to the EDGAR format in order to file on the EDGAR system.

     3. Client approval of the document to be filed with the SEC: After we have converted our client's document to the EDGAR format, we will e-mail them a copy for proof-reading.

     4.   Electronic filing or transmission of the document on the EDGAR system:
          Once the formatted document is proof-read and final approval is obtained from the client, we will file the document to the EDGAR system on the client's behalf by electronic transmission over the internet.

DOCUMENT PREPARATION AND FILING SERVICES

We offer EDGAR filing services utilizing the traditional text filing format. Our turnaround time for text based files is expected to be 36 hours for documents submitted to us by e-mail, diskette or any other digital format, and 72 hours for hard copy or hand-keyed documents. We also offer html and PDF filing formats.

Our services include creating a new client account with us, making a client's SEC required filings "EDGAR-ready", obtaining client approval of filing documents, editing client changes, transmitting filing documents utilizing the EDGAR system and forwarding final filing documents and SEC notifications of acceptance to our clients.

To make our client's filing "EDGAR-ready", we convert word processing documents that have been prepared by the client into text, html or PDF formats. Additionally, we insert required information, such as submission header and document data. The documents are then run through computer based validation programs, such as EDGARLink, a software program provided for filers and their agents by the SEC, to check certain required information and conformity to the EDGAR acceptable format.

Upon client approval of a final draft, complete with required information, we will "Test" file the document. Upon written authorization from client, the document will be filed "Live" on the EDGAR system. We require that written authorizations are provided to us at least two hours before the document is to be filed or transmitted Live on the EDGAR system. Shortly after a document is filed or transmitted, the SEC confirms the acceptance of the document via e-mail. This confirmation is sent directly to us and we forward such confirmation to our clients, by e-mail, fax or otherwise.

Most documents will be delivered to us from our clients either by e-mail or computer disk. For additional charges, we will also provide typing and data entry services for documents delivered to us in paper format. However, we do not provide any form of legal or accounting advice or editing services beyond corrections explicitly requested by our clients.

We currently charge fees based upon the number of pages being filed, the number of tables required, such as in financial statements, in a document, the deadlines imposed by the filer and the amount of editing required.

DISTRIBUTION AND MARKETING PLAN

We currently deliver our EDGAR filing services primarily through our web site. Our fully functional web site can be found at http://www.mylegalfilings.com. This web site is currently being hosted and maintained by our president at no charge to us.

To build our customer base, we will implement a regular campaign of direct mail to a database of publicly held companies as well as legal and accounting firms specializing in securities practices. Additionally, we intend to further enhance our web site and engage in a regular campaign of e-mail marketing and other forms of on-line marketing, on the Internet.

Initially, we will focus on targeting smaller public companies that are not large enough to require a full-time or even part-time employee to handle their filings and who would thereby benefit from outsourcing such services to us. As we grow, hire and train additional personnel and can benefit from certain economies of scale, we will seek to target larger companies for the purposes of replacing their in-house EDGAR filing staff.

Because of the nature of our business and the improvements in technology, we do not foresee geographical barriers to our market. Most of our business can be managed by mail, fax or e-mail and does not require much travel.

We do not believe that we will be affected by seasonal factors. However, many companies file reports on a calendar year-end basis. As a result, we believe that a greater percentage of our business will occur around the deadlines set forth by the SEC for companies filing on a calendar year-end basis. Such deadlines are forty-five days after the end of each quarter, and ninety-days after a company's year-end.

There can be no assurance that we will be able to develop our marketing plan.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We are in the service business, and thus we do not use raw materials or have any significant suppliers.

CURRENT OPERATIONS AND ADMINISTRATIVE SYSTEMS

Our current operations are based in Silver Springs, Nevada. We are currently borrowing all of our computers, Internet access line and software from our president. Our systems include three computers, a generic personal computer and web server, a dedicated internet access connection, and many off-the-shelf web site development, marketing, EDGARization, word processing and accounting software programs.

RESEARCH AND DEVELOPMENT ACTIVITIES

Although our industry relies on the technical knowledge of computers and software, our operations will not require research and development in the traditional sense. Other than initial web site development at www.mylegalfilings.com, we have not undergone any research and development activity. Our president, Matthew Marcus, has basic training in formatting and filing EDGAR documents and will be responsible for all of our service offerings.

INTELLECTUAL PROPERTY

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest. We own the domain name, www.mylegalfilings.com.

COMPETITIVE BUSINESS CONDITIONS

Many filers or issuers file disclosure reports, prospectuses, registration statements, and other documents with the SEC in-house without utilizing the services of an outside EDGAR filing service provider. As a result, we compete in this segment of the market by offering savings in cost, time and logistics to such companies.

Other filers utilize the services of law firms or outside EDGAR filing service providers who provide services similar to ours. We compete in this portion of the market by providing outstanding service, prompt turnaround, and at competitive prices.

A majority of our competition comes from law firms and outside EDGAR filing service providers who have substantially greater experience, financial and other resources than we do. Additionally, there is no assurance that we will be able to respond favorably to competitive pressures from these competitors.

We may also face additional competition in the future as new technologies increase the simplicity at which filings can be made, thereby making it more difficult for us to achieve cost savings and other benefits for our existing clients and potential customers.

The barriers to entry into our industry are very low and can result in continued competitive pressures, thereby having a potentially unfavorable effect on our financial performance.

GOVERNMENTAL REGULATIONS ISSUES

Other than maintaining our good standing in the State of Nevada, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing our periodic reports under the Securities Exchange Act of 1934, and complying with other applicable securities laws, rules and regulations, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

EMPLOYEES

We have two part-time employees. From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. Our future success will depend in part on our continued ability to attract, hire or acquire, train and retain qualified employees.

PROPERTIES

We have our corporate headquarters in Silver Springs, NV. Substantially all of our operating activities are conducted from 300 square feet of office space presently provided by our president at no charge; there is no obligation or guarantee for this to continue in the future. The office consists of one room and a telephone, and access to other common areas, which include the use of a fax machine and several computers. We believe that additional space will be required as our business expands and believe that we can obtain the necessary space as needed. We do not own any real estate.

ITEM 2. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

WE MAY NOT BE ABLE TO GENERATE ENOUGH REVENUE AND BECOME PROFITABLE FROM PROVIDING EDGAR FILING SERVICES AND ACHIEVING LIQUIDITY AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

We currently have $1,438 in cash. In order for us to generate enough revenue and become profitable from providing EDGAR filing services and achieving liquidity, we will need to raise additional funds. We cannot be certain that we will be successful in this regard. Inability to raise the full amount would hinder our ability to achieve the level of corporate growth that we believe to be necessary to succeed in our business. Although our president has lent us $50,000 in full in the event we fail to raise a additional funds, we may be forced to hold back our plan of operations and investors may lose their entire investment.

WE DEPEND HIGHLY ON MATTHEW MARCUS, OUR PRESIDENT, TREASURER, AND SOLE DIRECTOR, WHO IS DIFFICULT TO REPLACE. THE LOSS OF MR. MARCUS MAY RESULT IN THE CEASING OF OPERATIONS, AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENTS.

We have only one sole officer and director, Matthew Marcus who is also our President, Chief Executive Officer, Secretary, and Treasurer of Pioneer Consulting Group, who devotes approximately 20% of his time per week to our business. Our intended plan of operations is dependent upon the continuing support and expertise of Mr. Marcus. Loss of Mr. Marcus could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investors' investments.

OUR SOLE DIRECTOR, MATTHEW MARCUS, HAS SIGNIFICANT CONTROL OVER STOCKHOLDER MATTERS, WHICH WILL RESTRICT THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE OUR ACTIVITIES THAT MIGHT BE BENEFICIAL TO THEM.

Our sole director, Matthew Marcus, holds 4,750,000 of our common shares outstanding as of September 30, 2008, which gives him voting control over all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or precluding a change in control of Pioneer Consulting Group that might be beneficial to other stockholders. In addition, if a takeover is delayed, deterred or precluded, shareholders may be prevented from receiving a premium price for their shares.

AS THERE IS NO PUBLIC MARKET FOR OUR COMMON SHARES, THEY ARE AN ILLIQUID INVESTMENT AND INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for listing on the FINRA OTC Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares occurs, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

YOU MAY NOT RECOUP YOUR INVESTMENT IN OUR SHARES SHOULD LOANS MADE BY MR. MARCUS TO PIONEER CONSULTING GROUP ARE NOT PAID OFF BEFORE LIQUIDATION. AS A CREDITOR, HE WILL BE ENTITLED TO THE PROCEEDS FROM LIQUIDATION OF PIONEER CONSULTING GROUP'S ASSETS BEFORE SHAREHOLDERS.

In the event loans made by Pioneer Consulting Group's sole director, Matthew Marcus, are not paid off, he will have priority over shareholders, as a creditor, in any distribution of assets in liquidation. As a result of this, investors in this offering may not be able to recoup any, if not all, of their investment should Pioneer Consulting Group elect to liquidate.

RISKS ASSOCIATED WITH OWNING OUR SHARES:

WE ANTICIPATE THE NEED TO SELL ADDITIONAL TREASURY SHARES IN THE FUTURE MEANING THAT THERE WILL BE A DILUTION TO OUR EXISTING SHAREHOLDERS RESULTING IN THEIR PERCENTAGE OWNERSHIP IN THE COMPANY BEING REDUCED ACCORDINGLY.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

BECAUSE OUR SECURITIES ARE SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

RISKS RELATING TO OUR BUSINESS

Pioneer Consulting Group, Inc. has only engaged in its current business model for a limited period of time, its track record is limited. The business of EDGAR filings is extremely competitive and the field is dominated by well-established industry brands.

In order to address these risks successfully some of the major EDGAR filing companies that we must compete with include: Bowne, Vintage Filings, and RR Donnelly. Additionally, law firms and public companies may be able to process EDGAR filings as an alternative to outsourcing.

Additionally, in order to address risks related to our business Pioneer Consulting Group, Inc. must attract customers at a cost effective rate, develop effective and profitable strategic marketing campaigns, and attract, retain, and motivate qualified personnel. There can be no assurances that our business model will be successful. We have never been profitable and losses are expected to continue.

FORWARD LOOKING STATEMENTS

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties. When used in this Form 10-K, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 2A. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Pioneer is a party is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Pioneer's date of inception.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Pioneer has not paid any dividends on its common stock, and Pioneer does not anticipate that it will pay dividends in the foreseeable future.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Pioneer's inception.

There are no outstanding warrants or conversion privileges for Pioneer's shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements. This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto. You should read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Form 10-K.

OPERATION STATEMENT DATA



                                                                                    Date of formation
                                             Year ended            Year ended         June-26-06 to
                                          September-30-08       September-30-07      September-30-08
                                          ---------------       ---------------      ---------------
Revenue                                      $   11,793           $       --           $   11,793
                                             ----------           ----------           ----------

General and Administrative Expenses              88,312              187,592              275,904
                                             ----------           ----------           ----------
Net operating income                            (76,518)            (187,592)            (264,110)
Other income (expenses)                           7,964                2,187               10,151
                                             ----------           ----------           ----------
Net income                                   $  (68,555)          $ (185,405)          $ (253,960)
                                             ==========           ==========           ==========
Average outstanding shares                    4,750,000            4,750,000
                                                                  ==========           ==========
Earnings (loss) per share                                         $    (0.01)          $    (0.04)
                                                                  ==========           ==========

BALANCE SHEET DATA
                                           September-30-08      September-30-07
                                           ---------------      ---------------
Cash                                         $    2,017           $       99
                                             ----------           ----------
Total Assets                                 $   39,281           $   43,933
Total Liabilities                            $   74,738           $   59,322
                                             ----------           ----------
Total Shareholders' Deficit                  $  (35,457)          $  (15,389)
                                             ==========           ==========

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

Pioneer Consulting Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 to focus on providing services for SEC EDGAR filings.

Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC's electronic data gathering analysis and retrieval system, called EDGAR.

During the year ended June 30, 2008 we generated $11,793 in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $ 88,312 and other income of $7,964, the Company had a net loss for year end September 30, 2008 of $68,555.

Our management expects that we will experience net cash out-flows for the fiscal year 2009, given developmental nature of our business. We believe that our cash on hand as of September 30, 2008, in the amount of $2,017, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

Our services include, making a client's SEC required filings "EDGAR-ready".

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services.

We have no assurance that future financing will materialize. If that financing is not available to use for the third phase of our exploration program we may be unable to continue.

LIQUIDITY AND CAPITAL RESOURCES

Pioneer Consulting Group, Inc. has limited working capital and has received minor revenues so far from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2008, the Company had a cash balance of $2,017. We have minimal capital expenditure commitments. The Company currently is using approximately $1,629 cash per month in operations.

The ability of the Pioneer Consulting Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

We have no current plans, preliminary or otherwise, to merge with or acquire any other entity.

We are still considered to be a development stage company, with no significant revenue, and are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require through the sale of our common stock. The sources of funding we may consider to fund our business include a public offering, a private placement of our securities or loans from our director or others.

Our director has agreed to advance funds as needed until the offering is completed or failed and has agreed to pay the cost of operations. While he has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of us or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

LEGAL MATTERS

None.

REPORTS TO SECURITY HOLDERS

The National Association of Securities Dealers, Inc. requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the 1934 Act. In order to maintain such a quotation, we will have to register our securities under the 1934 Act on form 8-A or Form 10.

We may cease filing periodic reports with the Securities and Exchange Commission if:

     *    We have less than 300 stockholders of record; or
     * We have less than 500, but more than 300, stockholders of record, and our total assets did not exceed $10 million on the last day of each of our three most recent fiscal years.

Because of the requirement that we file periodic reports in order to have our common stock quoted on the OTC Bulletin Board, we do not intend to suspend our reporting obligations in the foreseeable future.

The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 1-800-SEC-0330 . The Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

You can also call us at (775) 577-4822 (775) 577-4822 , write us at 2840 Hwy 95
Alt S #7, Silver Springs, NV 89429 or e-mail us at info@mylegalfilings.com anytime with any questions you may have. We would be pleased to speak with you about any aspect of this offering.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are unaudited, submitted in accordance with Reg. 210.3-11 of Regulation S-X.

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                            (prepared by management)

                                                                    (unaudited)           (audited)
                                                                  September-30-08      September-30-07
                                                                  ---------------      ---------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    2,017           $       99
  Marketable Securities                                                 33,071               43,834
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                    35,089               43,933

Property Plant and Equipment, net                                        3,658                   --

OTHER ASSETS
  Security Deposit                                                         535                   --
                                                                    ----------           ----------

TOTAL ASSETS                                                        $   39,281           $   43,933
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                  $   24,738           $    9,322

LONG-TERM LIABILITIES
  Note Payable - Related Party                                          50,000               50,000
                                                                    ----------           ----------
TOTAL LIABILITIES                                                       74,738               59,322
                                                                    ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                      --                   --
  Common Stock: $0.001 par value                                            --
   100,000,000 authorized, issued: 4,750,000                             4,750                4,750
  Additional paid-in capital                                           232,750              232,750
  Deferred Officer's Commission                                             --              (59,250)
  Accumulated Other Comprehensive Loss                                 (18,997)              (8,234)
  Deficit Accumulated During Development Stage                        (253,960)            (185,405)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                            (35,457)             (15,389)
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   39,282           $   43,933
                                                                    ==========           ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)



                                                                   Date of formation    Date of formation
                                                Year ended           June-26-06 to        June-26-06 to
                                              September-30-08       September-30-07      September-30-08
                                              ---------------       ---------------      ---------------
REVENUE                                        $    11,793           $        --           $    11,793

OPERATING EXPENSES
  General and Administrative Expenses               88,312               187,592               275,904
                                               -----------           -----------           -----------
NET OPERATING INCOME (LOSS)                        (76,518)             (187,592)             (264,110)

OTHER INCOME AND (EXPENSE)
  Depreciation                                        (536)                   --                  (536)
  Interest and Dividend Income                       7,086                 2,187                 9,273
  Gains on Sales of Investments                      1,415                    --                 1,415
                                               -----------           -----------           -----------
TOTAL OTHER INCOME                                   7,964                 2,187                10,151
                                               -----------           -----------           -----------

NET INCOME (LOSS)                              $   (68,555)          $  (185,405)          $  (253,960)
                                               ===========           ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              4,750,000             4,750,000
                                               ===========           ===========

INCOME (LOSS) PER COMMON SHARE                 $     (0.01)          $     (0.04)
                                               ===========           ===========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                            (prepared by management)

                                                                                                     Deficit
                                                                                    Accumulated    Accumulated
                                                          Additional   Deferred        Other         During
                                      Common Stock         Paid-in     Officer's   Comprehensive   Development
                                  Number     Par Value     Capital    Commission       Loss           Stage         Total
                                  ------     ---------     -------    ----------       ----           -----         -----
October 1, 2006                        --      $   --     $     --     $     --      $     --       $      --     $      --

Common shares issued to
 officer                        4,750,000       4,750      232,750           --            --              --       237,500

Deferred officer's
 compensation                          --          --           --      (59,250)           --              --       (59,250)

Unrealized loss on
 marketable securities                 --          --           --           --        (8,234)             --        (8,234)

Net income (loss) for year             --          --           --           --            --        (185,405)     (185,405)
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2007     4,750,000       4,750      232,750       59,250)       (8,234)       (185,405)      (15,389)

Deferred officer's
 compensation                          --          --           --       59,250            --              --        59,250

Unrealized loss on
 marketable securities                 --          --           --           --       (10,763)             --       (10,763)

Net income (loss) for year             --          --           --           --            --         (68,555)      (68,555)
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2008     4,750,000      $4,750     $232,750     $     --      $(18,997)      $(253,960)    $ (35,457)
                                =========      ======     ========     ========      ========       =========     =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)



                                                                            Date of formation    Date of formation
                                                         Year ended           June-26-06 to        June-26-06 to
                                                       September-30-08       September-30-07      September-30-08
                                                       ---------------       ---------------      ---------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $ (68,555)            $(185,405)           $(253,960)
  Add non-cash expenses
    Depreciation                                               536                    --                  536
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                59,250               178,250              237,500
    Increase in Accrued Expenses                            15,416                 9,322               24,738
                                                         ---------             ---------            ---------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES            6,648                 2,167                8,815
                                                         ---------             ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                      --               (52,068)             (52,068)
  Purchase of fixed assets                                  (4,194)                   --               (4,194)
  Security Deposit                                            (535)                   --                 (535)
                                                         ---------             ---------            ---------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES          (4,729)              (52,068)             (56,797)
                                                         ---------             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                              --                50,000               50,000
                                                         ---------             ---------            ---------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES              --                50,000               50,000
                                                         ---------             ---------            ---------

NET INCREASE (DECREASE) IN CASH                              1,919                    99                2,018

OPENING CASH                                                    99                    --
                                                         ---------             ---------
CLOSING CASH                                             $   2,018             $      99
                                                         =========             =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2008


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Pioneer Consulting Group, Inc. (the "Company") was incorporated in Nevada on July 28, 2006, and was inactive until December 28, 2006. The Company was organized to engage in any lawful act or activity for which a corporation may be organized and intends to develop business operations related to document formatting and electronic services for public corporations and individuals.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2008 the Company had $2,017 of unrestricted cash that was being held in a money market account, to be used for future business operations.

Marketable Securities

The Company has investments in marketable securities that are considered to be available-for-sale. In accordance with FAS 115, the Company accounts for these at fair market value and records unrecognized gains or losses on the change in market value. Gains and losses are recognized at the time a marketable security is sold.

Property Plant and Equipment

The Company investment in property, plant and equipment is depreciated over its estimated useful life.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and marketable securities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic
855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815):
Scope Exception Related to Embedded Credit Derivatives." The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company's financial position and results of operations.

In April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". This amendment explains which modifications constitute troubled debt restructurings ("TDR"). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220):
Presentation of Comprehensive Income", which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820):
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference;
(3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

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

Common Shares Issued for Services

The company has issued 4,750,000 common shares to its CEO under an employment agreement for calendar year 2007. The associated expenses are amortized over the term of the contract, with the unamortized portion (totalling $0 at September 30, 2008 and $59,250 at September 30, 2007) reflected as a reduction to stockholder's equity.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Pioneer Consulting Group, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at September 30, 2008 are available-for-sale and have been valued at their fair market value of $33,071, which is $18,997 less than the original cost of the investments. The $18,997 decline in value has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

The Property Plant and Equipment is as follows:

                Description                   2008               2007
                -----------                 --------           --------
          Balance                           $  4,194           $     --
          Accumulated Depreciation              (536)                --
                                            --------           --------
          Net Book Value                    $  3,658           $     --
                                            ========           ========

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totalling $24,738 as at September 30, 2008 ($9,322 at September 30, 2007), related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2011.

NOTE 6 - INCOME TAXES

For the period from inception through ended September 30, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $253,960 at September 30, 2008, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                     September 30, 2008
                                                     ------------------
        Deferred tax asset attributable to:
          Net operating loss carryover                    $ 86,500
          Valuation allowance                              (86,500)
                                                          --------
        Net deferred tax asset                            $     --
                                                          ========

NOTE 7 - LIQUIDITY AND GOING CONCERN

Pioneer Consulting Group, Inc. has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Pioneer Consulting Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, being Matthew Marcus. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company's management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company's objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of September 30, 2008, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended September 30, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers being material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

     * The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an "expert", one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.
     * The Company has limited segregation of duties which is not consistent with good internal control procedures.
     * The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
     * There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an "expert" for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management. By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

EXECUTIVE OFFICERS AND DIRECTORS

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

     Name                Age       Term Served          Title/Position(s)
     ----                ---       -----------          -----------------
Matthew Marcus           39      Since Inception    Sole Officer and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

MATTHEW MARCUS - CEO, PRESIDENT, TREASURER AND DIRECTOR

Matthew Marcus is the founder of Pioneer Consulting Group, Inc. Mr. Marcus has been the president, chief executive officer, treasurer and director since our inception on June 28, 2006. Mr. Marcus has basic training in formatting and filing EDGAR documents and will be responsible for all of our service offerings.

Mr. Marcus initially will devote approximately 20% of his time, per week, to our affairs. If and when our business operations increase and a more extensive time commitment is needed, he is prepared to devote more time even on a full-time basis.

His employment experiences during the last years are with Synergy Investment Group, Inc. from 2000 to July 2006 as an independent FINRA licensed stockbroker. Mr. Marcus focused on providing financial advisory services targeting the officers and directors of closely held corporations.

Prior to founding an interactive financial web site and joining Synergy Investment group Mr. Marcus had experience working for Prudential Securities, Smith Barney, and Prudential Securities in his early twenties.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of Pioneer Consulting Group has been involved in legal proceedings that would be material to an evaluation of officers and directors.

NO MERGER PLANS

We have no present intention, nor does a present potential exist for us, to consummate a business combination with any business or company, in which our promoters, management, or their affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Further, none of the companies listed above in which our president, Matthew Marcus, is or has been affiliated with have had any preliminary contact or discussions with Pioneer Consulting Group, and there are no present plans, proposals, arrangements, or understandings with any representatives of those entities regarding the possibility of an acquisition or merger transaction.

ITEM 11. EXECUTIVE COMPENSATION

We have made no provisions for cash compensation to our executive officers and director. Mr. Marcus, our sole officer and director received 4,750,000 shares of restricted stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and the domain name. These restricted shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend. These 4,750,000 shares have been accepted as full compensation for Mr. Marcus's services for the first year of operation. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any of our executive officers.

The following table shows the cash and non-cash compensation paid to our executive officers.

                                   Annual Compensation                  Long-Term Compensation
                               --------------------------    -----------------------------------------
                                                             Restricted
                                                                Stock                  LTIP
Name and Position      Year    Salary     Bonus     Other      Awards        SAR      Payout     Other
-----------------      ----    ------     -----     -----      ------        ---      ------     -----
Matthew Marcus,        2008     -0-        -0-       -0-             -0-     -0-       -0-        -0-
CEO, Sole Officer &    2007     -0-        -0-       -0-      4,750,000      -0-       -0-        -0-
Director

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our sole director, Matthew Marcus.

CONFLICT OF INTEREST - MANAGEMENT'S FIDUCIARY DUTIES

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between Pioneer Consulting Group and his other business activities.

No proceeds from this offering will be used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter. No proceeds from this offering will be loaned to our officers and directors, and any of his affiliates. We also will not use proceeds of this offering purchase the assets of any company, which is beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

                                                    Amount of
   Name and Address (1)               Title         Beneficial    Percent Before
   of Beneficial Owner              of Class        Ownership       Offering (2)
   -------------------              --------        ---------       ------------
Matthew Marcus                       Common         2,750,000           57.9%
CEO, sole officer and director

All officers & directors
 as a group (2 persons)              Common         2,750,000           57.9%

----------
(1) The business address of the director and executive officers is c/o Pioneer Consulting Group, Inc., 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429
(2)  Based on current outstanding common shares of 4,750,000.

There are currently no arrangements that would result in a change of control of us.

DESCRIPTION OF SECURITIES

The following statements are qualified in their entirety by reference to the detailed provisions of our Certificate of Incorporation and Bylaws.

COMMON STOCK

We are presently authorized to issue 100,000,000 shares of $.001 par value common stock. The holders of our common stock, including the shares offered hereby, are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of our common stock has a pre-emptive right to subscribe for any of our securities nor are any common shares subject to redemption or convertible into other securities. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of our common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

We have reserved from our authorized but unissued shares a sufficient number of shares of common stock for issuance of the shares offered hereby. The shares of common stock issuable on completion of the offering will be, when issued in accordance with the terms of the offering, fully paid and non-assessable. During the pendency of the offering, subscribers will have no rights as stockholders until the offering has been completed and the shares have been issued to them.

PREFERRED STOCK

We are also presently authorized to issue 20,000,000 shares of $.001 par value preferred stock. Under our Certificate of Incorporation, as amended, the Board of Directors has the power, without further action by the holders of the common stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the common stock or the preferred stock of any other series. The issuance of preferred stock may have the effect of delaying or preventing a change in control without further shareholder action and may negatively affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. The Board of Directors effects a designation of each series of preferred stock by filing with the Nevada Secretary of State a Certificate of Designation defining the rights and preferences of each such series. Documents so filed are matters of public record and may be examined in accordance with procedures of the Nevada Secretary of State, or copies thereof may be obtained from us.

OPTIONS AND WARRANTS

We do not presently have any options or warrants authorized or any securities that may be convertible into common stock. However, our sole director, Matthew Marcus, may later determine to authorize options and warrants for our company.

DIVIDEND POLICY

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. There is no assurance that we will ever have excess funds available for the payment of dividends. The only legal restrictions that hinder the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by State laws. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

TRANSFER AGENT

Up until the present time, we have acted as our own transfer agent and registrar.

The 4,750,000 of common stock held by existing stockholder were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares will become eligible for sale a year from their date of initial issuance, subject to the limitations of Rule 144. We cannot predict the effect, if any, that offers or sales of these shares would have on the market price. Nevertheless, sales of significant amounts of restricted securities in the public markets could negatively affect the fair market price of the shares, as well as impair our ability to raise capital through the issuance of additional equity shares.

In general, under Rule 144, a person who has beneficially owned shares for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of (1) one percent of the then outstanding shares of common stock or (2) the average weekly trading volume in the common stock in the over-the-counter market during the four calendar weeks preceding the date on which notice of the sale is filed, provided several requirements concerning availability of public information, manner of sale and notice of sale are satisfied. In addition, our affiliates must comply with the restrictions and requirements of Rule 144, other than the one-year holding period requirement, in order to sell shares of common stock, which are not restricted securities.

Under Rule 144(k), a person who is not an affiliate and has not been an affiliate for at least three months prior to the sale and who has beneficially owned shares for at least two years may resell their shares without compliance with the foregoing requirements. In meeting the one-and two-year holding periods described above, a holder of shares can include the holding periods of a prior owner who was not an affiliate. The one-and two-year holding periods described above do not begin to run until the full purchase price or other consideration is paid by the person acquiring the shares from the issuer or an affiliate.

PENNY STOCK REGULATION

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our shares immediately following this offering will likely be subject to such penny stock rules, investors in this offering will in all likelihood find it more difficult to sell their securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Since inception, the following transactions were entered into with our sole director.

Our sole director, Matthew Marcus, acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

The certificate has been issued with a restrictive legend required with respect to issuance of securities pursuant to exemptions from registration requirements under the Securities Act and the recipient acknowledged his understanding that the shares are restricted from resale unless they were either registered under the Securities Act and comparable state laws, or the transaction was effected in compliance with available exemptions from such registration requirements.

In connection with our organization, on June 28, 2006, Matthew Marcus, our president, was issued 4,750,000 shares of our restricted common stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and the domain name.

On June 28, 2006, our president, director and controlling shareholder, Matthew Marcus, signed a loan agreement, as amended, to lend us $25,000 on a promissory note after closing of this offering if we fail to raise a minimum of $25,000 from the offering. This loan will be made to us in the full amount of $25,000 even if we manage to raise some proceeds from this offering, e.g. $10,000.

It is contemplated that we may enter into certain transactions with our sole director, Matthew Marcus, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

We presently have no office facilities but for the time being we will use as our business address the office of Matthew Marcus, our president, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

There are currently no related party transactions between Marcus' affiliates and Pioneer Consulting Group. Further, Pioneer Consulting Group has not had any preliminary contact or discussions with Marcus affiliates and there are no present plans, proposals, arrangements or understandings with these companies to enter into any future transactions.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our certificate of incorporation contains provisions permitted under the General Corporation Law of Nevada relating to the liability of directors. The provisions eliminate a director's liability to stockholders for monetary damages for a breach of fiduciary duty, except in circumstances involving wrongful acts, including the breach of a director's duty of loyalty or acts or omissions, which involve intentional misconduct, or a knowing violation of law. Our certificate of incorporation also contains provisions obligating us to indemnify our directors and officers to the fullest extent permitted by the General Corporation Law of Nevada. We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as directors.

Following the close of this offering, we will be subject to the State of Nevada's business combination statute. In general, the statute prohibits a publicly held Nevada corporation from engaging in a business combination with a person who is an interested stockholder for a period of three years after the date of the transaction in which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates, owns, or, within three years prior to the proposed business combination, did own 15% or more of our voting stock. The statute could prohibit or delay mergers or other takeovers or change in control attempts and accordingly, may discourage attempts to acquire us.

As permitted by Nevada law, we intend to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to exceptions. In addition, our bylaws provide that we are required to indemnify our officers and directors, employees and agents under circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we would be required to advance expenses to our officers and directors as incurred in proceedings against them for which they may be indemnified. The bylaws provide that we, among other things, will indemnify officers and directors, employees and agents against liabilities that may arise by reason of their status or service as directors, officers, or employees, other than liabilities arising from willful misconduct, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. At present, we are not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

We have agreed to the fullest extent permitted by applicable law, to indemnify all our officers and directors.

We undertake the following:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X, therefore no fees or services were provided.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits marked with an "*" have already been filed. The remaining exhibits are filed with this Annual Report:

Number                             Exhibit Name
------                             ------------

*1.1     Subscription Agreement
*3.1     Certificate of Incorporation
*3.2     By-Laws
*4.1     Form of Common Stock Certificate
*5.1     Opinion of Jillian Ivey Sidoti, Esq. regarding legality
*10.1    Loan Agreement with Matthew Marcus
*10.2    Promissory Note with Matthew Marcus
*23.1    Consent of Maddox Ungar Silberstein, PLLC
 31.1    Rule 13a-14(a) 15(d)-14(a) Certification By Chief Executive Officer
 31.2    Rule 13a-14(a) 15(d)-14(a) Certification By Chief Financial Officer
 32.1 Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002
 32.2 Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 29, 2012           Pioneer Consulting Group, Inc..


                       By: /s/ Matthew Marcus
                           -----------------------------------------------------
                           Matthew Marcus, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 29, 2012           Pioneer Consulting Group, Inc..


                       By: /s/ Matthew Marcus
                           -----------------------------------------------------
                           Matthew Marcus, President and Chief Executive Officer