Form 10-Q
period 2008-12-31
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                       Commission file number: 333 147634


                         Pioneer Consulting Group, Inc.
                 (Name of Small Business Issuer in its charter)

           NEVADA                                                20-5912837
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         2840 Hwy 95 Alt S #7
          Silver Springs, NV                                       89429
(Address of principal executive offices)                         (Zip code)

                                 (775) 577-5386
                            Issuer's Telephone Number

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" ion Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

               (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 29, 2012, the Company had 4,750,000 shares of common stock issued and outstanding.

                                    FORM 10-Q
                         PIONEER CONSULTING GROUP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS.............................................   3

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........   9

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  10

   ITEM 4T. CONTROLS AND PROCEDURES.........................................  10

PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS................................................  11

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......  11

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................  11

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  11

   ITEM 5. OTHER INFORMATION................................................  11

   ITEM 6. EXHIBITS.........................................................  11

   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS....  11

   SIGNATURES...............................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                       December-31-08      September-30-08
                                                       --------------      ---------------
                          ASSETS

CURRENT ASSETS
  Cash                                                   $     959           $   2,017
  Marketable Securities                                     33,071              33,071
                                                         ---------           ---------
TOTAL CURRENT ASSETS                                        34,031              35,089

Property Plant and Equipment, Net                            3,448               3,658

OTHER ASSETS
  Security Deposit                                             535                 535
                                                         ---------           ---------

TOTAL ASSETS                                             $  38,014           $  39,281
                                                         =========           =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                       $  24,117           $  24,738

LONG-TERM LIABILITIES
  Note Payable - Related Party                              50,000              50,000
                                                         ---------           ---------

TOTAL LIABILITIES                                           74,117              74,738
                                                         ---------           ---------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                          --                  --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                 4,750               4,750
  Additional paid-in capital                               232,750             232,750
  Accumulated Other Comprehensive Loss                     (18,997)            (18,997)
  Deficit Accumulated During Development Stage            (254,606)           (253,960)
                                                         ---------           ---------
TOTAL STOCKHOLDERS' DEFICIT                                (36,103)            (35,457)
                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  38,014           $  39,282
                                                         =========           =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                         Date of formation
                                                 3 months              3 months             June-26-06
                                                  ended                 ended                   to
                                              December-31-08        December-31-07        December-31-08
                                              --------------        --------------        --------------
REVENUE                                        $    11,640           $        --           $    23,434

OPERATING EXPENSES
  General and Administrative Expenses               16,312                60,632               292,216

                                               -----------           -----------           -----------
NET OPERATING INCOME (LOSS)                         (4,672)              (60,632)             (268,782)

OTHER INCOME AND (EXPENSE)
  Depreciation                                        (210)                   --                  (746)
  Interest and Dividend Income                       4,138                 2,054                13,410
  Gains on Sales of Investments                         98                    --                 1,512
                                               -----------           -----------           -----------
TOTAL OTHER INCOME                                   4,025                 2,054                14,176
                                               -----------           -----------           -----------

NET INCOME (LOSS)                              $      (646)          $   (58,578)          $  (254,606)
                                               ===========           ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              4,750,000             4,750,000
                                               ===========           ===========

INCOME (LOSS) PER COMMON SHARE                 $     (0.00)          $     (0.01)
                                               ===========           ===========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                             Date of formation
                                                         3 months            3 months           June-26-06
                                                          ended               ended                 to
                                                      December-31-08      December-31-07      December-31-08
                                                      --------------      --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $    (646)          $ (58,578)          $(254,606)
  Add non-cash expenses
    Depreciation                                              210                  --                 746
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                   --              59,250             237,500
    Increase in Accrued Expenses                             (621)              6,920              24,117
                                                        ---------           ---------           ---------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES          (1,058)              7,592               7,757
                                                        ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                     --                  --             (52,068)
  Purchase of fixed assets                                     --              (3,267)             (4,194)
  Security Deposit                                             --                (535)               (535)
                                                        ---------           ---------           ---------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES             --              (3,802)            (56,797)
                                                        ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                             --                  --              50,000
                                                        ---------           ---------           ---------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES             --                  --              50,000
                                                        ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                            (1,058)              3,790                 960

OPENING CASH                                                2,018                  99
                                                        ---------           ---------

CLOSING CASH                                            $     960           $   3,889
                                                        =========           =========


                   see Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2008


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Pioneer Consulting Group, Inc. (the "Company") was incorporated in Nevada on June 28, 2006, and was inactive until December 28, 2006. The Company was organized to engage in any lawful act or activity for which a corporation may be organized and is in the business of document formatting and electronic filing services for public corporations and individuals.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-KSB, have been omitted.

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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2008, the Company had $4,409 of unrestricted cash that was being held in a money market account, to be used for future business operations.

Marketable Securities

The Company has investments in marketable securities that are considered to be available-for-sale. In accordance with FAS 115, the Company accounts for these at fair market value and records unrecognized gains or losses on the change in market value. Gains and losses are recognized at the time a marketable security is sold.

Fixed Assets

The Company investment in fixed assets is depreciated over its expected useful life.

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

Common Shares Issued for Services

The company issued 4,750,000 common shares to its CEO under an employment agreement for calendar year 2007. The associated expenses were amortized over the term of the contract, with the unamortized portion reflected as a reduction to stockholder's equity.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at December 31, 2008 and September 30, 2008 are available-for-sale and have been valued at their fair market value of $33,071 and $43,834, respectively which is less than the original cost of the investments. The decline in value of $18,997 and $8,234, respectively, has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $23,052 at December 31, 2008, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2011.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended December 31, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $255,000 at December 31, 2008, and will expire beginning in the year 2027.

NOTE 7 - LEASE

The Company is operating out of a leased facility on a month to month lease that requires monthly payments of $535. A refundable security deposit of $535 was paid at the inception of the lease.

NOTE 8 - LIQUIDITY AND GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the quarter ended December 31, 2008 we generated $11,640 in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $ 16,312 and other income of $4,025 the Company had a net loss for quarter end December 31, 2008 of $646.

Our management expects that we will experience net cash out-flows for the fiscal year 2009, given developmental nature of our business. We believe that our cash on hand as of December 31, 2008, in the amount of $959, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of December 31, 2008, the Company had a cash balance of $949. We have minimal capital expenditure commitments. The Company's cash used in operations for the three months ended December 31, 2008 was $16,312 and the Company currently is using approximately $1,629 cash per month in operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material legal proceeding pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.                       Title of Document
-----------                       -----------------

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

----------
* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PIONEER CONSULTING GROUP, INC.

Date: May 29, 2012
                                           /s/ Matthew J. Marcus
                                           -------------------------------------
                                           Matthew J. Marcus
                                           Chief Executive Officer and
                                           Chief Financial Officer