Form 10-Q
period 2009-03-31
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2009

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                            March-31-09       September-30-08
                                                            -----------       ---------------
                              ASSETS

CURRENT ASSETS
  Cash                                                       $   7,643           $   2,017
  Marketable Securities                                         33,071              33,071
                                                             ---------           ---------
TOTAL CURRENT ASSETS                                            40,714              35,089

Property Plant and Equipment, Net                                3,238               3,658

OTHER ASSETS
  Security Deposit                                                 535                 535
                                                             ---------           ---------

TOTAL ASSETS                                                 $  44,488           $  39,281
                                                             =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                           $  24,117           $  24,738

LONG-TERM LIABILITIES
  Note Payable - Related Party                                  50,000              50,000
                                                             ---------           ---------

TOTAL LIABILITIES                                               74,117              74,738
                                                             ---------           ---------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                              --                  --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                     4,750               4,750
  Additional paid-in capital                                   232,750             232,750
  Accumulated Other Comprehensive Loss                         (18,997)            (18,997)
  Deficit Accumulated During Development Stage                (248,133)           (253,960)
                                                             ---------           ---------
TOTAL STOCKHOLDERS' DEFICIT                                    (29,630)            (35,457)
                                                             ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  44,487           $  39,282
                                                             =========           =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                                   Date of formation
                                     3 months         3 months        6 months        6 months        June-26-06
                                       ended            ended           ended           ended             to
                                    March-31-09      March-31-08     March-31-09     March-31-08      March-31-09
                                    -----------      -----------     -----------     -----------      -----------
REVENUE                             $   16,749       $    2,758      $   28,389      $    2,758       $   40,182

OPERATING EXPENSES
  General and Administrative
   Expenses                             12,229            1,744          28,541          62,376          304,445
                                    ----------       ----------      ----------      ----------       ----------
NET OPERATING INCOME (LOSS)              4,520            1,014            (152)        (59,618)        (264,263)

OTHER INCOME AND (EXPENSE)
  Depreciation                            (210)            (163)           (419)           (163)            (956)
  Interest and Dividend Income           2,163               60           6,301           2,114           15,574
  Gains on Sales of Investments             --               --              98              --            1,512
                                    ----------       ----------      ----------      ----------       ----------
TOTAL OTHER INCOME                       1,954             (103)          5,979           1,951           16,130
                                    ----------       ----------      ----------      ----------       ----------

NET INCOME (LOSS)                   $    6,473       $      911      $    5,827      $  (57,667)      $ (248,133)
                                    ==========       ==========      ==========      ==========       ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                         4,750,000        4,750,000       4,750,000       4,750,000
                                    ==========       ==========      ==========      ==========

INCOME (LOSS) PER COMMON SHARE      $     0.00       $     0.00      $     0.00      $    (0.01)
                                    ==========       ==========      ==========      ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                                      Date of formation
                                        3 months         3 months        6 months        6 months        June-26-06
                                          ended            ended           ended           ended             to
                                       March-31-09      March-31-08     March-31-09     March-31-08      March-31-09
                                       -----------      -----------     -----------     -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                     $   6,473        $     911       $   5,827       $ (57,667)       $(248,133)
  Add non-cash expenses
    Depreciation                              210              163             419             163              956
  Adjust for non-operating activity
   expenses
    Stock Issue expenditures                   --               --              --          59,250          237,500
    Increase in Accrued Expenses               --            7,592            (621)          6,920           24,117
                                        ---------        ---------       ---------       ---------        ---------
NET CASH FLOW FROM (USED IN)
 OPERATING ACTIVITIES                       6,683            8,666           5,625           8,666           14,440
                                        ---------        ---------       ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                     --               --              --              --          (52,068)
  Purchase of fixed assets                     --           (3,267)             --          (3,267)          (4,194)
  Security Deposit                             --             (535)             --            (535)            (535)
                                        ---------        ---------       ---------       ---------        ---------
NET CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES                          --           (3,802)             --          (3,802)         (56,797)
                                        ---------        ---------       ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party             --               --              --              --           50,000
                                        ---------        ---------       ---------       ---------        ---------
NET CASH FLOWS FROM (USED IN)
 FINANCING ACTIVITIES                          --               --              --              --           50,000
                                        ---------        ---------       ---------       ---------        ---------

NET INCREASE (DECREASE) IN CASH             6,683            4,864           5,625           4,864            7,643

OPENING CASH                                  960               99           2,018              99
                                        ---------         ---------       ---------       ---------

CLOSING CASH                            $   7,643        $   4,963       $   7,643       $   4,963
                                        =========        =========       =========       =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2009


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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2008 as reported in Form 10-KSB, have been omitted.

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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2009, the Company had $7,643 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at March 31, 2009 and September 30, 2008 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997 has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $24,017 March 31, 2009, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2011.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended March 31, 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $248,000 at March 31, 2009, and will expire beginning in the year 2027.

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

During the quarter ended March 31, 2009 we generated $16,749 in revenues from operations from sales of our EDGAR services ($2,758 in the quarter ended March 31, 2008). After factoring in our operating and administrative expenses in the amount of $ 12,229 ($1,744 in the quarter ended March 31, 2008) and other income of $1,954 ($103 loss in the quarter ended March 31, 2008) the Company had a net income for quarter ended March 31, 2009 of $6,473 as compared with $911 for the quarter ended March 31, 2008.

During the six months ended March 31, 2009 we generated $28,389 in revenues from operations from sales of our EDGAR services ($2,758 in the six months ended March 31, 2008). After factoring in our operating and administrative expenses in the amount of $ 28,541 ($62,376 in the six months ended March 31, 2008) and other income of $5,979 ($1,951 in the sex months ended March 31, 2008) the Company had a net income for the six months ended March 31, 2009 of $5,827 as compared with a loss of $57,667 for the six months ended March 31, 2008.

Our management expects that we will experience net cash out-flows for the fiscal year 2009, given developmental nature of our business. We believe that our cash on hand as of March 31, 2009, in the amount of $7,643, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of March 31, 2009, the Company had a cash balance of $7,643. We have minimal capital expenditure commitments. The Company's cash used in operations for the six months ended March 31, 2009 was $28,541 and the Company currently is using approximately $1,629 cash per month in operations.

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

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the six months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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