Form 10-K
period 2010-09-30
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2010

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

                                    CONTENTS

PART I

ITEM 1.  BUSINESS ..........................................................   3

ITEM 2.  RISK FACTORS ......................................................   9

ITEM 2A. UNRESOLVED STAFF COMMENTS .........................................  11

ITEM 3.  LEGAL PROCEEDINGS .................................................  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .............  11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES ..................  11

ITEM 6.  SELECTED FINANCIAL INFORMATION ....................................  12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS .........................................  12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  16

ITEM 9A. CONTROLS AND PROCEDURES ...........................................  25

ITEM 9A(T). CONTROLS AND PROCEDURES ........................................  26

ITEM 9B. OTHER INFORMATION .................................................  26

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ............  26

ITEM 11. EXECUTIVE COMPENSATION ............................................  28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ...................................  29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE ......................................................  31

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................  33

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................  34

SIGNATURES .................................................................  34

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

Our sole director, Matthew Marcus, holds 4,750,000 of our common shares outstanding as of September 30, 2010, which gives him voting control over all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or precluding a change in control of Pioneer Consulting Group that might be beneficial to other stockholders. In addition, if a takeover is delayed, deterred or precluded, shareholders may be prevented from receiving a premium price for their shares.

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

OPERATION STATEMENT DATA



                                                                                    Date of formation
                                             Year ended            Year ended         June-26-06 to
                                          September-30-10       September-30-09      September-30-10
                                          ---------------       ---------------      ---------------
Revenue                                     $    27,446           $    79,629          $   118,869
                                            -----------           -----------          -----------
General and Administrative Expenses              39,676                87,166              402,746
                                            -----------           -----------          -----------
Net operaing income                             (12,230)               (7,537)            (283,877)
Other income (expenses)                           7,306                 9,887               27,344
                                            -----------           -----------          -----------
Net income                                  $    (4,924)          $     2,350          $  (256,533)
                                            ===========           ===========          ===========
Average outstanding shares                    4,750,000             4,750,000
                                            ===========           ===========
Earnings (loss) per share                   $     (0.00)          $      0.00
                                            ===========           ===========

BALANCE SHEET DATA

                                          September-30-10       September-30-09
                                          ---------------       ---------------
Cash                                        $         1           $     4,085
                                            -----------           -----------
Total Assets                                $    35,587           $    40,510
Total Liabilities                           $    73,617           $    73,617
                                            -----------           -----------
Total Shareholders' Deficit                 $   (38,030)          $   (33,106)
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

During the year ended September 30, 2010 we generated $27,446 ($79,629 in 2009) in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $39,676 ($87,166 -
2009) and other income of $7,306 ($9,887 -2009) , the Company had a net loss for year end September 30, 2010 of $4,924 ($2,350 profit - 2009).

Our management expects that we will experience net cash out-flows for the fiscal year 2011, given developmental nature of our business. We believe that our cash on hand as of September 30, 2010, in the amount of $1, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of September 30, 2010, the Company had a cash balance of $1. We have minimal capital expenditure commitments. The Company currently is using approximately $1,629 cash per month in operations.

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

                                  LEGAL MATTERS

None

                           REPORTS TO SECURITY HOLDERS

Pioneer Consulting Group, Inc. is not a reporting issuer under the Securities Exchange Act of 1934. As a result of this offering, we will become subject to the informational requirements of the 1934 Act for a period of at least one fiscal year. As of the calendar year ending March 31, 2008, we may be required to register the common stock being offered hereunder, under the 1934 Act, and continue to file annual and quarterly reports.

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

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                               September-30-10       September-30-09
                                                               ---------------       ---------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $       1             $   4,085
  Marketable Securities                                              33,071                33,071
                                                                  ---------             ---------
TOTAL CURRENT ASSETS                                                 33,072                37,157

PROPERTY PLANT AND EQUIPMENT, NET                                     1,980                 2,819
OTHER ASSETS
  Security Deposit                                                      535                   535
                                                                  ---------             ---------
TOTAL ASSETS                                                      $  35,587             $  40,510
                                                                  =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                $  23,617             $  23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                       50,000                50,000
                                                                  ---------             ---------
TOTAL LIABILITIES                                                    73,617                73,617
                                                                  ---------             ---------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                   --                    --
  Common Stock: $0.001 par value                                         --                    --
   100,000,000 authorized, issued: 4,750,000                          4,750                 4,750
  Additional paid-in capital                                        232,750               232,750
  Deferred Officer's Commission                                          --                    --
  Accumulated Other Comprehensive Loss                              (18,997)              (18,997)
  Deficit Accumulated During Development Stage                     (256,533)             (251,609)
                                                                  ---------             ---------
TOTAL STOCKHOLDERS' DEFICIT                                         (38,030)              (33,106)
                                                                  ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  35,587             $  40,511
                                                                  =========             =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)



                                                                                        Date of formation
                                                Year ended            Year ended          June-26-06 to
                                              September-30-10       September-30-09      September-30-10
                                              ---------------       ---------------      ---------------
REVENUE                                         $    27,446           $    79,629          $   118,869

OPERATING EXPENSES
  General and Administrative Expenses                39,676                87,166              402,746
                                                -----------           -----------          -----------
NET OPERATING INCOME (LOSS)                         (12,230)               (7,537)            (283,877)

OTHER INCOME AND (EXPENSE)
  Depreciation                                         (839)                 (839)              (2,214)
  Interest and Dividend Income                        8,145                10,629               28,046
  Gains on Sales of Investments                          --                    98                1,512
                                                -----------           -----------          -----------
TOTAL OTHER INCOME                                    7,306                 9,887               27,344
                                                -----------           -----------          -----------

NET INCOME (LOSS)                               $    (4,924)          $     2,350          $  (256,533)
                                                ===========           ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               4,750,000             4,750,000
                                                ===========           ===========

INCOME (LOSS) PER COMMON SHARE                  $     (0.00)          $      0.00
                                                ===========           ===========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                            (prepared by management)

                                                                                                     Deficit
                                                                                    Accumulated    Accumulated
                                                          Additional   Deferred        Other         During
                                      Common Stock         Paid-in     Officer's   Comprehensive   Development
                                  Number     Par Value     Capital    Commission       Loss           Stage         Total
                                  ------     ---------     -------    ----------       ----           -----         -----
October 1, 2006                        --      $   --     $     --     $     --      $     --       $      --     $      --

Common shares issued to
 officer                        4,750,000       4,750      232,750           --            --              --       237,500

Deferred officer's
 compensation                          --          --           --      (59,250)           --              --       (59,250)

Unrealized loss on
 marketable securities                 --          --           --           --        (8,234)             --        (8,234)

Net income (loss) for year             --          --           --           --            --        (185,405)     (185,405)
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2007     4,750,000       4,750      232,750       59,250)       (8,234)       (185,405)      (15,389)

Deferred officer's
 compensation                          --          --           --       59,250            --              --        59,250

Unrealized loss on
 marketable securities                 --          --           --           --       (10,763)             --       (10,763)

Net income (loss) for year             --          --           --           --            --         (68,555)      (68,555)
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2008     4,750,000       4,750      232,750           --       (18,997)       (253,960)      (35,457)

Net income (loss) for year             --          --           --           --            --           2,350         2,350
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2009     4,750,000       4,750      232,750           --       (18,997)       (251,609)      (33,106)

Net income (loss) for year             --          --           --           --            --          (4,924)       (4,924)
                                ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2010     4,750,000      $4,750     $232,750     $     --      $(18,997)      $(256,533)    $ (38,030)
                                =========      ======     ========     ========      ========       =========     =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)



                                                                                                 Date of formation
                                                         Year ended            Year ended          June-26-06 to
                                                       September-30-10       September-30-09      September-30-10
                                                       ---------------       ---------------      ---------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $  (4,924)            $   2,350            $(256,533)
  Add non-cash expenses
    Depreciation                                               839                   839                2,214
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                    --                    --              237,500
    Increase in Accrued Expenses                                --                (1,121)              23,617
                                                         ---------             ---------            ---------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES           (4,085)                2,068                6,798
                                                         ---------             ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                      --                    --              (52,068)
  Purchase of fixed assets                                      --                    --               (4,194)
  Security Deposit                                              --                    --                 (535)
                                                         ---------             ---------            ---------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES              --                    --              (56,797)
                                                         ---------             ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan received from related party                             --                    --               50,000
                                                         ---------             ---------            ---------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES              --                    --               50,000
                                                         ---------             ---------            ---------

NET INCREASE (DECREASE) IN CASH                             (4,085)                2,068                    1

OPENING CASH                                                 4,085                 2,018
                                                         ---------             ---------

CLOSING CASH                                             $       1             $   4,085
                                                         =========             =========


                  See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     (unaudited and prepared by management)
                               September 30, 2010


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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2010 the Company had $1 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at September 30, 2010 are available-for-sale and have been valued at their fair market value of $33,071, which is $18,997 less than the original cost of the investments. The $18,997 decline in value has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

The Property Plant and Equipment is as follows:

             Description                      2010              2009
             -----------                    -------           -------
          Balance                           $ 4,194           $ 4,194
          Accumulated Depreciation           (2,214)           (1,375)
          Net Book Value                    $ 1,980           $ 2,819

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totalling $23,617 at September 30, 2010 ($23,617 as at September 30, 2009), related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2011.

NOTE 6 - INCOME TAXES

For the period from inception through ended September 30, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,533 at September 30, 2010, and will expire in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 September 30, 2010
                                                 ------------------
        Deferred tax asset attributable to:
          Net operating loss carryover                $ 87,200
          Valuation allowance                          (87,200)
                                                      --------

        Net deferred tax asset                        $     --
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

As of September 30, 2010, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers being material weaknesses.

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

The following table shows the cash and non-cash compensation paid to our executive officers.

                                   Annual Compensation                  Long-Term Compensation
                               --------------------------    -----------------------------------------
                                                             Restricted
                                                                Stock                  LTIP
Name and Position      Year    Salary     Bonus     Other      Awards        SAR      Payout     Other
-----------------      ----    ------     -----     -----      ------        ---      ------     -----
Matthew Marcus,        2010     -0-        -0-       -0-             -0-     -0-       -0-        -0-
CEO, Sole Officer &    2009     -0-        -0-       -0-             -0-     -0-       -0-        -0-
Director               2008     -0-        -0-       -0-             -0-     -0-       -0-        -0-
                       2007     -0-        -0-       -0-      4,750,000      -0-       -0-        -0-

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

Under Rule 144(k), a person who is not an affiliate and has not been an affiliate for at least three months prior to the sale and who has beneficially owned shares for at least two years may resell their shares without compliance with the foregoing requirements. In meeting the one-and two-year holding periods described above, a holder of shares can include the holding periods of a prior owner who was not an affiliate. The one-and two-year holding periods described above do not begin to run until the full purchase price or other consideration is paid by the person acquiring the shares from the issuer or an affiliate. Rule 701 provides that currently outstanding shares of common stock acquired under our employee compensation plans, and shares of common stock acquired upon exercise of presently outstanding options granted under these plans, may be resold beginning 90 days after the date of being issued:

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