Form 10-Q
period 2011-12-31
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2011

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                              December-31-11         September-30-11
                                                              --------------         ---------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $   1,438               $   1,438
  Marketable Securities                                            33,071                  33,071
                                                                ---------               ---------
TOTAL CURRENT ASSETS                                               34,510                  34,510

Property Plant and Equipment, Net                                     932                   1,141

OTHER ASSETS
  Security Deposit                                                    535                     535
                                                                ---------               ---------

TOTAL ASSETS                                                    $  35,976               $  36,186
                                                                =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                              $  23,617               $  23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                     50,000                  50,000
                                                                ---------               ---------

TOTAL LIABILITIES                                                  73,617                  73,617
                                                                ---------               ---------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                 --                      --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                        4,750                   4,750
  Additional paid-in capital                                      232,750                 232,750
  Accumulated Other Comprehensive Loss                            (18,997)                (18,997)
  Deficit Accumulated During Development Stage                   (256,143)               (255,933)
                                                                ---------               ---------
TOTAL STOCKHOLDERS' DEFICIT                                       (37,640)                (37,430)
                                                                ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  35,977               $  36,187
                                                                =========               =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                         Date of formation
                                                3 months              3 months              June-26-06
                                                  ended                 ended                   to
                                              December-31-11        December-31-10        December-31-11
                                              --------------        --------------        --------------
REVENUE                                        $        --           $        --           $   118,869

OPERATING EXPENSES
  General and Administrative Expenses                   --                 2,550               405,296
                                               -----------           -----------           -----------
NET OPERATING INCOME (LOSS)                             --                (2,550)             (286,427)

OTHER INCOME AND (EXPENSE)
  Depreciation                                        (210)                 (210)               (3,263)
  Interest and Dividend Income                          --                 3,988                32,035
  Gains on Sales of Investments                         --                    --                 1,512
                                               -----------           -----------           -----------
TOTAL OTHER INCOME                                    (210)                3,779                30,284
                                               -----------           -----------           -----------

NET INCOME (LOSS)                              $      (210)          $     1,229           $  (256,143)
                                               ===========           ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              4,750,000             4,750,000
                                               ===========           ===========

INCOME (LOSS) PER COMMON SHARE                 $     (0.00)          $      0.00
                                               ===========           ===========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                             Date of formation
                                                         3 months            3 months           June-26-06
                                                          ended               ended                 to
                                                      December-31-11      December-31-10      December-31-11
                                                      --------------      --------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $    (210)          $   1,229           $(256,143)
  Add non-cash expenses
    Depreciation                                              210                 210               3,263
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                   --                  --             237,500
    Increase in Accrued Expenses                               --                  --              23,617
                                                        ---------           ---------           ---------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES              --               1,438               8,236
                                                        ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                     --                  --             (52,068)
  Purchase of fixed assets                                     --                  --              (4,194)
  Security Deposit                                             --                  --                (535)
                                                        ---------           ---------           ---------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES             --                  --             (56,797)
                                                        ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                             --                  --              50,000
                                                        ---------           ---------           ---------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES             --                  --              50,000
                                                        ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                --               1,438               1,439

OPENING CASH                                                1,439                   1
                                                        ---------           ---------

CLOSING CASH                                            $   1,439           $   1,439
                                                        =========           =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2011


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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2011 as reported in Form 10-KSB, have been omitted.

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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011, the Company had $1,439 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at December 31, 2011 and September 30, 2011 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997, has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $23,617 at December 31, 2011, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2012.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at December 31, 2011, and will expire beginning in the year 2027.

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

During the quarter ended December 31, 2011 we generated $nil in revenues from operations from sales of our EDGAR services ($nil during the quarter ended December 31, 2010). After factoring in our operating and administrative expenses in the amount of $nil ($2,550 during the quarter ended December 31, 2010) and other income of $(210) ($3779 during the quarter ended December 31, 2010) the Company had a net loss for quarter end December 31, 2011 of $210 (December 31, 2010 - net income of $1,229).

Our management expects that we will experience net cash out-flows for the fiscal year 2012, given developmental nature of our business. We believe that our cash on hand as of December 31, 2011, in the amount of $1,438, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of December 31, 2011, the Company had a cash balance of $1,438. We have minimal capital expenditure commitments. The Company's cash used in operations for the three months ended December 31, 2011 was $nil and the Company currently is using approximately $1,629 cash per month in operations.

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

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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