Form 10-Q
period 2012-03-31
Pioneer Consulting group, Inc.
filed 2012-05-29
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2012

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                                   March-31-12       September-30-11
                                                                   -----------       ---------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   1,438           $   1,438
  Marketable Securities                                                33,071              33,071
                                                                    ---------           ---------
TOTAL CURRENT ASSETS                                                   34,510              34,510

Property Plant and Equipment, net                                         722               1,141

OTHER ASSETS
  Security Deposit                                                        535                 535
                                                                    ---------           ---------

TOTAL ASSETS                                                        $  35,767           $  36,186
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                  $  23,617           $  23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                         50,000              50,000
                                                                    ---------           ---------
TOTAL LIABILITIES                                                      73,617              73,617
                                                                    ---------           ---------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                     --                  --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                            4,750               4,750
  Additional paid-in capital                                          232,750             232,750
  Accumulated Other Comprehensive Loss                                (18,997)            (18,997)
  Deficit Accumulated During Development Stage                       (256,353)           (255,933)
                                                                    ---------           ---------
TOTAL STOCKHOLDERS' DEFICIT                                           (37,850)            (37,430)
                                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  35,767           $  36,187
                                                                    =========           =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                                   Date of formation
                                     3 months         3 months        6 months        6 months        June-26-06
                                       ended            ended           ended           ended             to
                                    March-31-11      March-31-11     March-31-12     March-31-11      March-31-12
                                    -----------      -----------     -----------     -----------      -----------
REVENUE                             $       --       $       --      $       --      $       --       $  118,869

OPERATING EXPENSES
  General and Administrative
   Expenses                                 --               --              --           2,550          405,296
                                    ----------       ----------      ----------      ----------       ----------
NET OPERATING INCOME (LOSS)                 --               --              --          (2,550)        (286,427)

OTHER INCOME AND (EXPENSE)
  Depreciation                            (210)            (210)           (419)           (419)          (3,472)
  Interest and Dividend Income              --               --              --           3,988           32,035
  Gains on Sales of Investments             --               --              --              --            1,512
                                    ----------       ----------      ----------      ----------       ----------
TOTAL OTHER INCOME                        (210)            (210)           (419)          3,569           30,074
                                    ----------       ----------      ----------      ----------       ----------

NET INCOME (LOSS)                   $     (210)      $     (210)     $     (419)     $    1,019       $ (256,353)
                                    ==========       ==========      ==========      ==========       ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                         4,750,000        4,750,000       4,750,000       4,750,000
                                    ==========       ==========      ==========      ==========

INCOME (LOSS) PER COMMON SHARE      $    (0.00)      $    (0.00)     $    (0.00)     $     0.00
                                    ==========       ==========      ==========      ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                                      Date of formation
                                        3 months         3 months        6 months        6 months        June-26-06
                                          ended            ended           ended           ended             to
                                       March-31-12      March-31-11     March-31-12     March-31-11      March-31-12
                                       -----------      -----------     -----------     -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                     $    (210)       $    (210)      $    (419)      $   1,019         $(256,353)
  Add non-cash expenses
    Depreciation                              210              210             419             419             3,472
  Adjust for non-operating
   activity expenses
    Stock Issue expenditures                   --               --              --              --           237,500
    Increase in Accrued Expenses               --               --              --              --            23,617
                                        ---------        ---------       ---------       ---------         ---------
NET CASH FLOW FROM (USED IN)
 OPERATING ACTIVITIES                          --               --              --           1,438             8,236
                                        ---------        ---------       ---------       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                     --               --              --              --           (52,068)
  Purchase of fixed assets                     --               --              --              --            (4,194)
  Security Deposit                             --               --              --              --              (535)
                                        ---------        ---------       ---------       ---------         ---------
NET CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES                          --               --              --              --           (56,797)
                                        ---------        ---------       ---------       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party             --               --              --              --            50,000
                                        ---------        ---------       ---------       ---------         ---------
NET CASH FLOWS FROM (USED IN)
 FINANCING ACTIVITIES                          --               --              --              --            50,000
                                        ---------        ---------       ---------       ---------         ---------

NET INCREASE (DECREASE) IN CASH                --               --              --           1,438             1,439

OPENING CASH                                1,439            1,439           1,439               1
                                        ---------        ---------       ---------       ---------

CLOSING CASH                            $   1,439        $   1,439       $   1,439       $   1,439
                                        =========        =========       =========       =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2012


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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2012, the Company had $1,439 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at March 31, 2012 and September 30, 2011 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997 has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $23,617 March 31, 2012, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2012.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended March 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at March 31, 2012, and will expire beginning in the year 2027.

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

During the quarter ended March 31, 2012 we generated $nil in revenues from operations from sales of our EDGAR services ($nil in the quarter ended March 31, 2011). After factoring in our operating and administrative expenses in the amount of $ nil ($nil in the quarter ended March 31, 2011) and other loss of $210 ($210 loss in the quarter ended March 31, 2011) the Company had a net loss for quarter ended March 31, 2011 of $210 as compared with $210 net loss for the quarter ended March 31, 2011.

During the six months ended March 31, 2011 we generated $nil in revenues from operations from sales of our EDGAR services ($nil in the six months ended March 31, 2011). After factoring in our operating and administrative expenses in the amount of $ nil ($2,550 in the six months ended March 31, 2011) and other loss of $419 ($3,569 income in the sex months ended March 31, 2011) the Company had a net loss for the six months ended March 31, 2012 of $419 as compared with net income of $1,019 for the six months ended March 31, 2011.

Our management expects that we will experience net cash out-flows for the fiscal year 2012, given developmental nature of our business. We believe that our cash on hand as of March 31, 2012, in the amount of $1,439, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of March 31, 2012, the Company had a cash balance of $1,439. We have minimal capital expenditure commitments. The Company's cash used in operations for the six months ended March 31, 2012 was $nil and the Company currently is using approximately $1,629 cash per month in operations.

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

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the six months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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