Form 10-K/A
period 2011-09-30
Pioneer Consulting group, Inc.
filed 2012-07-30
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer   [   ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recent completed second fiscal quarter.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: July 27, 2012: 4,750,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                    CONTENTS

PART I

ITEM 1.      BUSINESS .......................................................  3

ITEM 1A.     RISK FACTORS ...................................................  3

ITEM 1B.     UNRESOLVED STAFF COMMENTS ......................................  5

ITEM 2.      DESCRIPTION OF BUSINESS ........................................  5

ITEM 3.      LEGAL PROCEEDINGS .............................................. 12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .......... 12

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES ............... 12

ITEM 6.      SELECTED FINANCIAL INFORMATION ................................. 12

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS ...................................... 13

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................... 16

ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ....................................... 24

ITEM 9A.     CONTROLS AND PROCEDURES ........................................ 24

ITEM 9A(T).  CONTROLS AND PROCEDURES ........................................ 25

ITEM 9B.     OTHER INFORMATION .............................................. 25

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ......... 26

ITEM 11.     EXECUTIVE COMPENSATION ......................................... 27

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT  AND RELATED STOCKHOLDER MATTERS .................... 28

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE ................................................... 31

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................... 33

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES ........................ 33

SIGNATURES .................................................................. 34

                                     PART 1

ITEM 1. BUSINESS

HISTORY AND ORGANIZATION

Pioneer Consulting Group, Inc., was organized on June 28, 2006, and has just begun operations, but it has not generated any revenue and is still a development stage corporation. Pioneer Consulting Group's plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC's electronic data gathering analysis and retrieval system, short for EDGAR.

OUR ADDRESS AND TELEPHONE

Our office address is at 2840 Hwy 95 Alt S #7, Silver Springs, NV 89429. Our telephone number is (775) 577-5386 (775) 577-5386 and our fax number is (775) 577-4429. Our web site is located at http://www.mylegalfilings.com. The information contained in our website is not a part of this prospectus.

ITEM 1A. RISK FACTORS

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

Our sole director, Matthew Marcus, holds 2,946,600 of our common shares outstanding as of July 27, 2012, which gives him majority voting control over all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or precluding a change in control of Pioneer Consulting Group that might be beneficial to other stockholders. In addition, if a takeover is delayed, deterred or precluded, shareholders may be prevented from receiving a premium price for their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. DESCRIPTION OF BUSINESS

IN GENERAL

Pioneer Consulting Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 to focus on utilizing Financial Mark-up Language Technology Software to facilitate SEC EDGAR filings.

Pioneer Consulting Group has just recently commenced operations. Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC's electronic data gathering analysis and retrieval system, short for EDGAR. Most of our planned operations described in this prospectus depend on us raising a sufficient amount of capital; a minimum of $25,000 is needed, to dedicate financial resources to each element of our business plan. There can be no assurance that any capital at all will be raised from this offering.

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

Our office address is at 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429. The telephone number of our principal executive office is (775) 577-4822 (775) 577-4822 . Our web site is will be located at http://www.mylegalfilings.com and our e-mail at that Internet address is info@mylegalfilings.com. The information at our web site is not part of this prospectus.

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

As we build a client base, we plan to hire independent contractors, according to our workload requirements, to assist us in providing the EDGAR filing services to our clients. As of the date of this prospectus, we have not had any preliminary contact or discussions with and there are no present plans, proposal, arrangements or understandings with any independent contractor. The independent contractor's duties, terms of engagement, responsibilities, compensation and provisions for payment shall be set forth in a work order of the independent contractor agreement, to be prepared by our attorney at a later date. Typically, a work order may consist of the following items:

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

3. Term: The engagement shall commence upon delivery of the client documents to contractor for conversion, and to continue in full force and effect through x number of days or hours after receipt of the documents by contractor, or earlier upon completion of the contractor's duties under the agreement.

4. Responsibilities: Contractor must conduct himself/herself in a professional manner, complete work on time, and be available to the client by phone at all times during the term of the engagement.

5. Compensation: As full compensation for the services rendered by contractor, Pioneer Consulting Group shall pay the contractor x amount of dollars. Such compensation shall be payable within 30 days of receipt of contractor's invoice for services rendered supported by reasonable documentation.

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

We do not currently have any customers. To build our customer base, we will implement a regular campaign of direct mail to a database of publicly held companies as well as legal and accounting firms specializing in securities practices. Additionally, we intend to further enhance our web site and engage in a regular campaign of e-mail marketing and other forms of on-line marketing, on the Internet.

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

CUSTOMER BASE

As of the date of this prospectus, we have no customers. If we are not able to establish a customer base in the future, we will not be profitable.

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

EMPLOYEES

As of the date of this prospectus, we have two part-time employees. From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. Our future success will depend in part on our continued ability to attract, hire or acquire, train and retain qualified employees.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Pioneer has not paid any dividends on its common stock, and Pioneer does not anticipate that it will pay dividends in the foreseeable future. As September 30, 2011, Pioneer had 1 shareholders who is an officers and director of Pioneer.

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

                                  LEGAL MATTERS

The validity of the shares offered under this prospectus is being passed upon for us by Jillian Ivey Sidoti, Esq. located in Los Angeles, California.

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


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

                                                    Amount of
   Name and Address (1)               Title         Beneficial    Percent Before
   of Beneficial Owner              of Class        Ownership       Offering (2)
   -------------------              --------        ---------       ------------
Matthew Marcus                       Common         4,750,000           100%
CEO, sole officer and director

All officers & directors
 as a group (1 person)               Common         4,750,000           100%

----------
(1) The business address of the director and executive officers is c/o Pioneer Consulting Group, Inc., 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429
(2)  Based on current outstanding common shares of 4,750,000.

There are currently no arrangements that would result in a change of control of us.

                            DESCRIPTION OF SECURITIES

The following statements are qualified in their entirety by reference to the detailed provisions of our Certificate of Incorporation and Bylaws. The shares registered pursuant to the registration statement of which this prospectus is a part are shares of common stock, all of the same class and entitled to the same rights and privileges as all other shares of common stock.

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

TRANSFER AGENT

The transfer agent for our common stock will be Holladay Stock Transfer, Inc. upon completion of the offering. Its address and telephone number is 2939 North 67th Place, Scottsdale, Arizona 85251, (480) 481-3940 (480) 481-3940 . Up until the present time, we have acted as our own transfer agent and registrar.

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

Under Rule 144(k), a person who is not an affiliate and has not been an affiliate for at least three months prior to the sale and who has beneficially owned shares for at least two years may resell their shares without compliance with the foregoing requirements. In meeting the one-and two-year holding periods described above, a holder of shares can include the holding periods of a prior owner who was not an affiliate. The one-and two-year holding periods described above do not begin to run until the full purchase price or other consideration is paid by the person acquiring the shares from the issuer or an affiliate. Rule 701 provides that currently outstanding shares of common stock acquired under our employee compensation plans, and shares of common stock acquired upon exercise of presently outstanding options granted under these plans, may be resold beginning 90 days after the date of this prospectus:

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits marked with an "*" have already been filed. The remaining exhibits are filed with this Registration Statement:

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

July 27, 2012          Pioneer Consulting Group, Inc..


                       By: /s/ Matthew Marcus
                           -----------------------------------------------------
                           Matthew Marcus, President, Chief Executive Officer Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 27, 2012          Pioneer Consulting Group, Inc..


                       By: /s/ Matthew Marcus
                           -----------------------------------------------------
                           Matthew Marcus, President, Chief Executive Officer Treasurer and Principal Financial Officer