Form 10-Q
period 2012-06-30
Pioneer Consulting group, Inc.
filed 2012-11-16
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" ion Rule 12b-2 of the Exchange Act.

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

As of November 16, 2012, the Company had 4,750,000 shares of common stock issued and outstanding.

                                    FORM 10-Q
                         PIONEER CONSULTING GROUP, INC.
                                      INDEX

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........10

ITEM 4T. CONTROLS AND PROCEDURES..............................................10

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................11

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5.  OTHER INFORMATION....................................................11

ITEM 6.  EXHIBITS.............................................................11

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS........12

SIGNATURES....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                                     June 30,           September 30,
                                                                       2012                 2011
                                                                    ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    4,783           $    1,438
  Marketable Securities                                                 33,071               33,071
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              37,854               34,510

PROPERTY PLANT AND EQUIPMENT, NET                                          512                1,141

OTHER ASSETS
  Security Deposit                                                         535                  535
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   38,901           $   36,186
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                  $   23,617           $   23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                          50,000               50,000
                                                                    ----------           ----------
      TOTAL LIABILITIES                                                 73,617               73,617
                                                                    ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                      --                   --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                             4,750                4,750
  Additional paid-in capital                                           232,750              232,750
  Accumulated Other Comprehensive Loss                                 (18,997)             (18,997)
  Deficit Accumulated During Development Stage                        (253,219)            (255,933)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (34,716)             (37,430)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   38,901           $   36,187
                                                                    ==========           ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                                    Date of formation
                                    Three months    Three months      Nine months      Nine months    June 26, 2006
                                       ended           ended            ended            ended             to
                                      June 30,        June 30,         June 30,         June 30,        June 30,
                                        2012            2011             2012             2011            2012
                                     ----------      ----------       ----------       ----------      ----------
REVENUE                              $       --      $       --       $       --       $       --      $  118,869

OPERATING EXPENSES
  General and Administrative
  Expenses                                  950              --              950            2,550         406,246
                                     ----------      ----------       ----------       ----------      ----------
NET OPERATING INCOME (LOSS)                  --              --               --           (2,550)       (287,377)

OTHER INCOME AND (EXPENSE)
  Depreciation                             (210)           (210)            (629)            (629)         (3,682)
  Interest and Dividend Income            4,293              --            4,293            3,988          36,328
  Gains on Sales of Investments              --              --               --               --           1,512
                                     ----------      ----------       ----------       ----------      ----------
TOTAL OTHER INCOME                        4,083            (210)           3,664            3,359          34,158
                                     ----------      ----------       ----------       ----------      ----------

NET INCOME (LOSS)                    $    3,133      $     (210)      $    2,714       $      809      $ (253,219)
                                     ==========      ==========       ==========       ==========      ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                          4,750,000       4,750,000        4,750,000        4,750,000
                                     ==========      ==========       ==========       ==========

INCOME (LOSS) PER COMMON SHARE       $    (0.00)     $    (0.00)      $    (0.00)      $     0.00
                                     ==========      ==========       ==========       ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                                               Date of formation
                                                     Three months   Three months    Nine months   Nine months    June 26, 2006
                                                        ended          ended          ended         ended             to
                                                       June 30,       June 30,       June 30,      June 30,        June 30,
                                                         2012           2011           2012          2011            2012
                                                      ----------     ----------     ----------    ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $    3,133     $     (210)    $    2,714    $      809      $ (253,219)
  Add non-cash expenses
    Depreciation                                             210            210            629           629           3,682
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                  --             --             --            --         237,500
    Increase in Accrued Expenses                              --             --             --            --          23,617
                                                      ----------     ----------     ----------    ----------      ----------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES          3,343             --          3,343         1,438          11,578
                                                      ----------     ----------     ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                    --             --             --            --         (52,068)
  Purchase of fixed assets                                    --             --             --            --          (4,194)
  Security Deposit                                            --             --             --            --            (535)
                                                      ----------     ----------     ----------    ----------      ----------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES            --             --             --            --         (56,797)
                                                      ----------     ----------     ----------    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                            --             --             --            --          50,000
                                                      ----------     ----------     ----------    ----------      ----------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES            --             --             --            --          50,000
                                                      ----------     ----------     ----------    ----------      ----------

NET INCREASE (DECREASE) IN CASH                            3,343             --          3,343         1,438      $    4,782
OPENING CASH                                               1,439          1,439          1,439             1
                                                      ----------      ----------    ----------    ----------

CLOSING CASH                                          $    4,782     $    1,439     $    4,782    $    1,439
                                                      ==========      ==========    ==========    ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                                 June 30, 2012


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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2012, the Company had $4,782 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at June 30, 2012 and September 30, 2011 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997 has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $23,617 June 30, 2012, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2012.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at March 31, 2012, and will expire beginning in the year 2027.

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

During the quarter ended June 30, 2012 we generated $nil in revenues from operations from sales of our EDGAR services ($nil in the quarter ended June 30, 2011). After factoring in our operating and administrative expenses in the amount of $ 950 ($nil in the quarter ended June 30, 2011) and other income of $4,083 ($210 loss in the quarter ended June 30, 2011) the Company had a net income for quarter ended June 30, 2012 of $3,133 as compared with a $210 net loss for the quarter ended June 30, 2011.

During the nine months ended June 30, 2012 we generated $nil in revenues from operations from sales of our EDGAR services ($nil in the nine months ended June 30, 2011). After factoring in our operating and administrative expenses in the amount of $ 950 ($2,550 in the nine months ended June 30, 2011) and other income of $4,083 ($3,359 income in the nine months ended June 30, 2011) the Company had a net income for the nine months ended June 30, 2012 of $2,714 as compared with net income of $809 for the nine months ended June 30, 2011.

Our management expects that we will experience net cash out-flows for the fiscal year 2012, given developmental nature of our business. We believe that our cash on hand as of June 30, 2012, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of June 30, 2012, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company's cash flow (used) in operations for the nine months ended June 30, 2012 was $3,343 and the Company currently is using approximately $1,000 cash per month in operations.

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

MANAGEMENT'S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the nine months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material legal proceeding pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

                                        PIONEER CONSULTING GROUP, INC.

Date: November 16, 2012
                                        /s/ Matthew J. Marcus
                                        ----------------------------------------
                                        Matthew J. Marcus
                                        Chief Executive Officer and
                                        Chief Financial Officer