Form 10-K
period 2012-09-30
Pioneer Consulting group, Inc.
filed 2012-11-16
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer   [   ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: November 16, 2012: 4,750,000 common shares

                                    CONTENTS

                                     PART 1

ITEM 1.     BUSINESS.......................................................... 3

ITEM 2.     RISK FACTORS...................................................... 9

ITEM 2A.    UNRESOLVED STAFF COMMENTS.........................................11

ITEM 3.     LEGAL PROCEEDINGS.................................................11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............11

                                    PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES..................11

ITEM 6.     SELECTED FINANCIAL INFORMATION....................................12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS.............................................12

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................16

ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................25

ITEM 9A.    CONTROLS AND PROCEDURES...........................................25

ITEM 9A(T). CONTROLS AND PROCEDURES...........................................26

ITEM 9B.    OTHER INFORMATION.................................................26

                                    PART 111

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............27

ITEM 11.    EXECUTIVE COMPENSATION............................................28

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................29

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE......................................................32

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES............................34

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................34

SIGNATURES....................................................................35

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

Our office address is at 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429. The telephone number of our principal executive office is (775) 577-4822 (775) 577-4822. Our web site is will be located at http://www.mylegalfilings.com and our e-mail at that Internet address is info@mylegalfilings.com.

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

ITEM 2. RISK FACTORS RISKS ASSOCIATED WITH OUR COMPANY

WE MAY NOT BE ABLE TO GENERATE ENOUGH REVENUE AND BECOME PROFITABLE FROM PROVIDING EDGAR FILING SERVICES AND ACHIEVING LIQUIDITY AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

We currently have $4,782 in cash. In order for us to generate enough revenue and become profitable from providing EDGAR filing services and achieving liquidity, we will need to raise additional funds. We cannot be certain that we will be successful in this regard. Inability to raise the full amount would hinder our ability to achieve the level of corporate growth that we believe to be necessary to succeed in our business. Although our president has lent us $50,000 in full in the event we fail to raise a additional funds, we may be forced to hold back our plan of operations and investors may lose their entire investment.

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

Our sole director, Matthew Marcus, holds 4,750,000 of our common shares outstanding as of September 30, 2012, which gives him voting control over all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or precluding a change in control of Pioneer Consulting Group that might be beneficial to other stockholders. In addition, if a takeover is delayed, deterred or precluded, shareholders may be prevented from receiving a premium price for their shares.

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

OPERATION STATEMENT DATA

                                                                     Date of Formation
                                                                       June 26, 2006
                                    Year Ended        Year Ended            to
                                   September 30,     September 30,     September 30,
                                       2012              2011              2012
                                    ----------        ----------        ----------
REVENUE                             $       --        $       --        $  118,869
                                    ----------        ----------        ----------
OPERATING EXPENSES                         950             2,550           406,246
                                    ----------        ----------        ----------

NET OPERATING INCOME                      (950)           (2,550)         (287,377)
OTHER INCOME (EXPENSES)                  3,455             3,149            30,494
                                    ----------        ----------        ----------

NET INCOME                          $    2,505        $      599        $ (253,429)
                                    ==========        ==========        ==========

AVERAGE OUTSTANDING SHARES           4,750,000         4,750,000
                                    ==========        ==========

EARNINGS (LOSS) PER SHARE           $     0.00        $    (0.00)
                                    ==========        ==========

BALANCE SHEET DATA
                                   September 30,     September 30,
                                       2012              2011
                                    ----------        ----------
TOTAL CURRENT ASSETS                $   37,654        $   34,510
                                    ----------        ----------
TOTAL ASSETS                        $   38,692        $   36,186
TOTAL LIABILITIES                   $   73,617        $   73,617
                                    ----------        ----------
TOTAL SHAREHOLDERS' DEFICIT         $  (34,925)       $  (37,431)

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

During the year ended September 30, 2012 we generated $nil ($nil in 2011) in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $950 ($2,550 - 2011) and other income of $3,455 ($3,149-2011) , the Company had net income for year end September 30, 2012 of $2,505 ($599- 2011).

Our management expects that we will experience net cash out-flows for the fiscal year 2013, given developmental nature of our business. We believe that our cash on hand as of September 30, 2012, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of September 30, 2012, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company currently is using approximately $1,000 cash per month in operations.

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

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                                   September 30,        September 30,
                                                                       2012                 2011
                                                                    ----------           ----------
                             ASSETS

CURRENT ASSETS
  Cash                                                              $    4,782           $    1,438
  Marketable Securities                                                 33,071               33,071
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              37,853               34,510

PROPERTY PLANT AND EQUIPMENT, NET                                          302                1,141

OTHER ASSETS
  Security Deposit                                                         535                  535
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   38,690           $   36,186
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                  $   23,617           $   23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                          50,000               50,000
                                                                    ----------           ----------
      TOTAL LIABILITIES                                                 73,617               73,617
                                                                    ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                      --                   --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 4,750,000                             4,750                4,750
  Additional paid-in capital                                           232,750              232,750
  Accumulated Other Comprehensive Loss                                 (18,997)             (18,997)
  Deficit Accumulated During Development Stage                        (253,428)            (255,933)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (34,925)             (37,430)
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   38,690           $   36,187
                                                                    ==========           ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                     Date of formation
                                                                                       June 26, 2006
                                               Year Ended           Year Ended               to
                                              September 30,        September 30,        September 30,
                                                  2012                 2011                 2012
                                               ----------           ----------           ----------
REVENUE                                        $       --           $       --           $  118,869

OPERATING EXPENSES
  General and Administrative Expenses                 950                2,550              406,246
                                               ----------           ----------           ----------
NET OPERATING INCOME (LOSS)                          (950)              (2,550)            (287,377)

OTHER INCOME AND (EXPENSE)
  Depreciation                                       (839)                (839)              (3,892)
  Interest and Dividend Income                      4,293                3,988               36,329
  Gains on Sales of Investments                        --                   --                1,512
                                               ----------           ----------           ----------
TOTAL OTHER INCOME                                  3,455                3,149               33,949
                                               ----------           ----------           ----------

NET INCOME (LOSS)                              $    2,505           $      599           $ (253,428)
                                               ==========           ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING             4,750,000            4,750,000
                                               ==========           ==========

INCOME (LOSS) PER COMMON SHARE                 $     0.00           $     0.00
                                               ==========           ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
                            (prepared by management)


                                                                                                   Deficit
                                                                                  Accumulated    Accumulated
                                                        Additional   Deferred        Other         During
                                    Common Stock         Paid-in     Officer's   Comprehensive   Development
                                Number     Par Value     Capital    Commission       Loss           Stage         Total
                                ------     ---------     -------    ----------       ----           -----         -----
October 1, 2006                      --      $   --     $     --     $     --      $     --       $      --     $      --

Common shares issued to
 officer                      4,750,000       4,750      232,750           --            --              --       237,500

Deferred officer's
 compensation                        --          --           --      (59,250)           --              --       (59,250)

Unrealized loss on
 marketable securities               --          --           --           --        (8,234)             --        (8,234)

Net income (loss) for year           --          --           --           --            --        (185,405)     (185,405)
                              ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2007   4,750,000       4,750      232,750       59,250)       (8,234)       (185,405)      (15,389)

Deferred officer's
 compensation                        --          --           --       59,250            --              --        59,250

Unrealized loss on
 marketable securities               --          --           --           --       (10,763)             --       (10,763)

Net income (loss) for year           --          --           --           --            --         (68,555)      (68,555)
                              ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2008   4,750,000       4,750      232,750           --       (18,997)       (253,960)      (35,457)

Net income (loss) for year           --          --           --           --            --           2,350         2,350
                              ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2009   4,750,000       4,750      232,750           --       (18,997)       (251,609)      (33,106)

Net income (loss) for year           --          --           --           --            --          (4,924)       (4,924)
                              ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2010   4,750,000       4,750      232,750           --       (18,997)       (256,533)      (38,030)

Net income (loss) for year           --          --           --           --            --             599           599
                              ---------      ------     --------     --------      --------       ---------     ---------
Balance, September 30, 2011   4,750,000       4,750      232,750           --       (18,997)       (255,933)      (37,430)

Net income (loss) for year           --          --           --           --            --           2,505         2,505
                              ---------      ------     --------     --------      --------       ---------     ---------

Balance, September 30, 2011   4,750,000      $4,750     $232,750     $     --      $(18,997)      $(253,428)    $ (34,925)
                              =========      ======     ========     ========      ========       =========     =========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                                 Date of Formation
                                                                                                   June 26, 2006
                                                            Year Ended          Year Ended              to
                                                           September 30,       September 30,       September 30,
                                                               2012                2011                2012
                                                            ----------          ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $    2,505          $      599          $ (253,428)
  Add non-cash expenses
    Depreciation                                                   839                 839               3,892
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                        --                  --             237,500
    Increase in Accrued Expenses                                    --                  --              23,617
                                                            ----------          ----------          ----------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES                3,343               1,438              11,579
                                                            ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                          --                  --             (52,068)
  Purchase of fixed assets                                          --                  --              (4,194)
  Security Deposit                                                  --                  --                (535)
                                                            ----------          ----------          ----------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                  --                  --             (56,797)
                                                            ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                                  --                  --              50,000
                                                            ----------          ----------          ----------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                  --                  --              50,000
                                                            ----------          ----------          ----------

NET INCREASE (DECREASE) IN CASH                                  3,343               1,438          $    4,782
OPENING CASH                                                     1,439                   1
                                                            ----------          ----------

CLOSING CASH                                                $    4,782          $    1,439
                                                            ==========          ==========


                   See Notes to Unaudited Financial Statements

                         PIONEER CONSULTING GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                     (unaudited and prepared by management)
                               SEPTEMBER 30, 2012


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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2012 the Company had $4,782 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at September 30, 2012 are available-for-sale and have been valued at their fair market value of $33,071, which is $18,997 less than the original cost of the investments. The $18,997 decline in value has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

The Property Plant and Equipment is as follows:

Description                                            2012              2011
                                                     --------          --------
Balance                                              $  4,194          $  4,194
Accumulated Depreciation                                 (892)           (3,053)
Net Book Value                                       $    302          $  1,141

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totalling $23,617 at September 30, 2012 ($23,617 as at September 30, 2011), related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal was due in full on December 27, 2011.

NOTE 6 - INCOME TAXES

For the period from inception through ended September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $253,429 at September 30, 2012, and will expire in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                              September 30, 2012
                                                              ------------------
     Deferred tax asset attributable to:
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

As of September 30, 20121, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended September 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers being material weaknesses.

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

The following table shows the cash and non-cash compensation paid to our executive officers.

                                   Annual Compensation                  Long-Term Compensation
                               --------------------------    -----------------------------------------
                                                             Restricted
                                                                Stock                  LTIP
Name and Position      Year    Salary     Bonus     Other      Awards        SAR      Payout     Other
-----------------      ----    ------     -----     -----      ------        ---      ------     -----
Matthew Marcus,        2012     -0-        -0-       -0-        -0-          -0-       -0-        -0-
CEO, Sole Officer &    2011     -0-        -0-       -0-        -0-          -0-       -0-        -0-
Director               2010     -0-        -0-       -0-        -0-          -0-       -0-        -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

                                                    Amount of
   Name and Address (1)               Title         Beneficial    Percent Before
   of Beneficial Owner              of Class        Ownership       Offering (2)
   -------------------              --------        ---------       ------------
Matthew Marcus                       Common         2,750,000           57.9%
CEO, sole officer and director

All officers & directors             Common         2,750,000           57.9%
As a group (2 persons)

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

November 16, 2012                        Pioneer Consulting Group, Inc.


                                         By: /s/ Matthew Marcus
                                             -----------------------------------
                                             Matthew Marcus, President and
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 16, 2012                       Pioneer Consulting Group, Inc.


                                        By: /s/ Matthew Marcus
                                            ------------------------------------
                                            Matthew Marcus, President and
                                            Chief Executive Officer