Form 10-Q
period 2012-12-31
Pioneer Consulting group, Inc.
filed 2013-03-11
CIK 1419247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2012

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

As of March 6, 2012, the Company had 47,500,000 shares of common stock issued and outstanding.

                                    FORM 10-Q
                         PIONEER CONSULTING GROUP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS................................................ 3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........10

  ITEM 4T. CONTROLS AND PROCEDURES............................................10

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...................................................11

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........11

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................11

  ITEM 4. MINE SAFETY DISCLOSURES.............................................11

  ITEM 5. OTHER INFORMATION...................................................11

  ITEM 6. EXHIBITS............................................................11

  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS.......11

  SIGNATURES..................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     (unaudited and prepared by management)

                                                                   December 31,         September 30,
                                                                       2012                 2012
                                                                    ----------           ----------

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    4,782           $    4,782
  Marketable Securities                                                 33,071               33,071
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                    37,853               37,853

Property Plant and Equipment, net                                          302                  302

OTHER ASSETS
  Security Deposit                                                         535                  535
                                                                    ----------           ----------

TOTAL ASSETS                                                        $   38,690           $   38,690
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accrued Expenses - Related Party                                  $   23,617           $   23,617

LONG-TERM LIABILITIES
  Note Payable - Related Party                                          50,000               50,000
                                                                    ----------           ----------

TOTAL LIABILITIES                                                       73,617               73,617
                                                                    ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock: $0.001 par value,
   20,000,000 authorized, issued: none                                      --                   --
  Common Stock: $0.001 par value
   100,000,000 authorized, issued: 47,500,000                            4,750                4,750
Additional paid-in capital                                             232,750              232,750
Accumulated Other Comprehensive Loss                                   (18,997)             (18,997)
Deficit Accumulated During Development Stage                          (253,428)            (253,428)

                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                            (34,925)             (34,925)

                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   38,690           $   38,690
                                                                    ==========           ==========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     (unaudited and prepared by management)

                                                                                        Date of formation
                                               Three months          Three months         June 26, 2006
                                                  ended                 ended                  to
                                               December 31,          December 31,          December 31,
                                                   2012                  2011                  2011
                                               ------------          -----------           -----------
REVENUE                                        $         --          $        --           $   118,869

OPERATING EXPENSES
  General and Administrative Expenses                    --                   --               406,246
                                               ------------          -----------           -----------
NET OPERATING INCOME (LOSS)                              --                   --              (287,377)

OTHER INCOME AND (EXPENSE)
  Depreciation                                           --                 (210)               (3,892)
  Interest and Dividend Income                                                --                36,329
  Gains on Sales of Investments                          --                   --                 1,512
                                               ------------          -----------           -----------
TOTAL OTHER INCOME                                       --                 (210)               33,949
                                               ------------          -----------           -----------

NET INCOME (LOSS)                              $         --          $      (210)          $  (253,428)
                                               ============          ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             47,500,000             4,750,000
                                               ===========           ===========

INCOME (LOSS) PER COMMON SHARE                 $     (0.00)          $      0.00
                                               ===========           ===========


                   See Notes to Unaudited Financial Statements

                         Pioneer Consulting Group, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     (unaudited and prepared by management)

                                                                                                 Date of Formation
                                                           Three months        Three months        June 26, 2006
                                                              ended               ended                  to
                                                           December 31,        December 31,         December 31,
                                                               2012                2011                 2011
                                                            ----------          ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $       --          $     (210)          $ (253,428)
  Add non-cash expenses
    Depreciation                                                    --                 210                3,892
  Adjust for non-operating activity expenses
    Stock Issue expenditures                                        --                  --              237,500
    Increase in Accrued Expenses                                    --                  --               23,617
                                                            ----------          ----------           ----------
NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES                   --                  --               11,579
                                                            ----------          ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Investments                                          --                  --              (52,068)
  Purchase of fixed assets                                          --                  --               (4,194)
  Security Deposit                                                  --                  --                 (535)
                                                            ----------          ----------           ----------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                  --                  --              (56,797)
                                                            ----------          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan received from related party                                  --                  --               50,000
                                                            ----------          ----------           ----------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                  --                  --               50,000
                                                            ----------          ----------           ----------
NET INCREASE (DECREASE) IN CASH                                     --                  --                4,782
                                                            ----------          ----------           ----------
OPENING CASH                                                     4,782               1,439
                                                            ----------          ----------

CLOSING CASH                                                $    4,782          $    1,439
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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the financial statements for the most recent fiscal year 2012 as reported in Form 10-KSB, have been omitted.

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

Cash and Cash Equivalents

Pioneer Consulting Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012, the Company had $4,782 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 - MARKETABLE SECURITIES

The marketable securities at December 31, 2012 and September 30, 2012 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997, has been accounted for as an unrecognized loss and is reflected in "other comprehensive loss" in stockholder's equity.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 - ACCRUED EXPENSES - RELATED PARTIES

The Company has a payable due to related party, the Company's CEO, totaling $23,617 at December 31, 2012, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company's CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2013.

NOTE 6 - INCOME TAXES

For the period from inception through the period ended December 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at December 31, 2012, and will expire beginning in the year 2027.

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

During the quarter ended December 31, 2012 we generated $nil in revenues from operations from sales of our EDGAR services ($nil during the quarter ended December 31, 2011). The Company had a net loss for quarter end December 31, 2012 of $nil (December 31, 2011 - net loss of $210).

Our management expects that we will experience net cash out-flows for the fiscal year 2013, given developmental nature of our business. We believe that our cash on hand as of December 31, 2012, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of December 31, 2012, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company's cash used in operations for the three months ended December 31, 2012 was $nil and the Company currently is using approximately $500 cash per month in operations.

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

                                         PIONEER CONSULTING GROUP, INC.


Date: March 8, 2013                      /s/ Matthew J. Marcus
                                         ---------------------------------------
                                         Matthew J. Marcus
                                         Chief Executive Officer and
                                         Chief Financial Officer