Form 10-K/A
period 2012-09-30
Pioneer Consulting group, Inc.
filed 2013-04-16
CIK 1419247

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

                        Commission File Number: 000-54794

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

October 31, 2012: 4,750,000 common shares

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

As of September 30, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, as of the year ended September 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers being material weaknesses.

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

The Company and its management have concluded that they will work to correct the above noted weaknesses in internal control once it has adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management. By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management has further concluded that it will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

April 15, 2013                           Pioneer Consulting Group, Inc.


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

April 15, 2013                           Pioneer Consulting Group, Inc.


                                        By: /s/ Matthew Marcus
                                            ------------------------------------
                                            Matthew Marcus, President and
                                            Chief Executive Officer