Form 10-K/A
period 2012-09-30
Pioneer Consulting group, Inc.
filed 2013-06-19
CIK 1419247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2012

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________________ to _____________________

Commission File Number: 000-54794

PIONEER CONSULTING GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada	20-5912837
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2840 Hwy 95 Alt S #7
Silver Springs, NV 89429
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number (775) 577-5386

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

[ ]  Yes   [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                         Accelerated filer                  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)               Small reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]   No   [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

October 31, 2012: 4,750,000 common shares

2

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

Pioneer Consulting Group has obtained a license from Advanced Computer Innovations Inc. (http://www.sec-EDGAR-filing.com/EDGARwiz.htm) for proven EDGAR filing software known as EDGAR Whiz. Converting documents to EDGAR for SEC filings is complicated. The stringent requirements can demand painstaking, time-consuming, and error-prone editing to get documents in shape for filing. EDGARwiz™ solves this problem. Running under Windows 2007, XP, 2000, NT, Me, 98 or 95, it converts MS Word, Excel, PowerPoint, WordPerfect, MS Works and several other kinds of documents to EDGAR easily and automatically. No special document preparation or subsequent editing is needed. The converted files encounter no validation errors and are ready to be attached to EDGAR submission and sent to the SEC. It is the most accurate, complete, flexible, fastest and cost-effective solution we know of for simple or complex EDGARfilings.

Our office address is at 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429. The telephone number of our principal executive office is (775) 577-4822(775) 577-4822. Our web site is will be located at http://www.mylegalfilings.com and our e-mail at that Internet address is info@mylegalfilings.com.

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
7

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

You May Not Recoup Your Investment In Our Shares Should Loans Made By Mr. Marcus To Pioneer Consulting Group Are Not Paid Off Before Liquidation. As a Creditor, He Will Be Entitled To The Proceeds from Liquidation of Pioneer Consulting Group’s Assets Before Shareholders.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 2A.                        UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 3.  LEGAL MATTERS

There are no legal proceedings to which Pioneer is a party is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Pioneer’s date of inception.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED    STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Pioneer has not paid any dividends on its common stock, and Pioneer does not anticipate that it will pay dividends in the foreseeable future.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Pioneer’s inception.

There are no outstanding warrants or conversion privileges for Pioneer’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

Operation Statement Data

			Date of Formation
	year	year	June-28-06
	ended	ended	to
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$—	$—	$118,869

Operating Expenses	950	2,550	406,246

Net operating income	(950)	(2,550)	(287,377)
Other income (expenses)	3,455	3,149	30,494
Net income	$2,505	$599	$(253,429)

Average outstanding shares	4,750,000	4,750,000

Earnings (loss) per share	$0.00	$(0.00)

Balance Sheet Data

	September 30, 2012	September 30, 2011
Total Current Assets	$37,654	$34,510
Total Assets	$38,692	$36,186
Total Liabilities	$73,617	$73,617
Total Shareholders' Deficit	$(34,925)	$(37,431)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

During the year ended September 30, 2012 we generated $nil ($nil in 2011) in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $950 ($2,550 – 2011) and other income of $3,455 ($3,149-2011) , the Company had net income for year end September 30, 2012 of $2,505 ($599– 2011).

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

We may cease filing periodic reports with the Securities and Exchange Commission if:

•	We have less than 300 stockholders of record; or
•	We have less than 500, but more than 300, stockholders of record, and our total assets did not exceed $10 million on the last day of each of our three most recent fiscal years.

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

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	September 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash	$4,782	$1,438
Marketable Securities	33,071	33,071
Total Current Assets	37,853	34,510
Property Plant and Equipment, net	302	1,141
Other Assets
Security Deposit	535	535

Total Assets	$38,690	$36,186

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000

Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	—	—
Common Stock: $0.001 par value
100,000,000 authorized, issued: 4,750,000	4,750	4,750
Additional paid-in capital	232,750	232,750
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(253,428)	(255,933)

Total Stockholders' Deficit	(34,925)	(37,430)

Total Liabilities and Stockholders' Deficit	$38,690	$36,187

See Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
(prepared by management)

						Deficit
					Accumu-lated	Accumu-lated
				Deferred	Other	During
	Common Stock		Additional Paid-in	Officer's	Comprehen- sive	Develop- ment
	Number	Par Value	Capital	Commis- sion	Loss	Stage	Total
October 1, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -
Common shares issued to officer	4,750,000	4,750	232,750				237,500
Deferred officer's compensation				(59,250)			(59,250)
Unrealized loss on marketable securities					(8,234)		(8,234)
Net income (loss) for year					-	(185,405)	(185,405)
Balance, September 30, 2007	4,750,000	4,750	232,750	(59,250)	(8,234)	(185,405)	(15,389)
Deferred officer's compensation				59,250			59,250
Unrealized loss on marketable securities					(10,763)		(10,763)
Net income (loss) for year						(68,555)	(68,555)
Balance, September 30, 2008	4,750,000	4,750	232,750		(18,997)	(253,960)	(35,457)
Net income (loss) for year						2,350	2,350
Balance, September 30, 2009	4,750,000	4,750	232,750		(18,997)	(253,960)	(35,457)
Net income (loss) for year						(4,924)	(4,924)
Balance, September 30, 2010	4,750,000	4,750	232,750		(18,997)	(256,533)	(38,030)
Net income (loss) for year						599	599
Balance, September 30, 2011	4,750,000	$ 4,750	$ 232,750	$ -	$(18,997)	$(255,933)	$(37,430)
Net income (loss) for year						2,505	2,505
Balance, September 30, 2011	4,750,000	$ 4,750	$ 232,750	$ -	$(18,997)	$(253,428)	$(34,925)

See Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

			Date of formation
	year	year	June-28-06
	ended	ended	to
	September 30, 2012	September 30, 2011	September30, 2012

Revenue	$—	$—	$118,869

Operating Expenses
General and Administrative Expenses	950	2,550	406,246

Net Operating Income (Loss)	(950)	(2,550)	(287,377)

Other Income and (Expense)
Depreciation	(839)	(839)	(3,892)
Interest and Dividend Income	4,293	3,988	36,329
Gains on Sales of Investments	—	—	1,512
Total Other Income	3,455	3,149	33,949

Net Income (Loss)	$2,505	$599	$(253,428)

Weighted Average Shares Outstanding	4,750,000	4,750,000

Income (Loss) per Common Share	$0.00	$0.00

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

			Date of Formation
	year	year	June-28-06
	ended	ended	to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flow from Operating Activities
Net Income (Loss)	$2,505	$599	$(253,428)
Add non-cash expenses
Depreciation	839	839	3,892
Adjust for non-operating activity expenses
Stock Issue expenditures	—	—	237,500
Increase in Accrued Expenses	—	—	23,617
Net Cash flow from (used in) Operating Activities	3,343	1,438	11,579

Cash flows from Investing Activities
Purchases of Investments	—	—	(52,068)
Purchase of fixed assets	—	—	(4,194)
Security Deposit	—	—	(535)
Net Cash flows from (used in) Investing Activities	—	—	(56,797)

Cash flows from Financing Activities
Loan received from related party	—	—	50,000
Net Cash flows from (used in) Financing Activities	—	—	50,000

Net increase (decrease) in Cash	3,343	1,438	$4,782

Opening Cash	1,439	1
Closing Cash	$4,782	$1,439

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

NOTE 2 – MARKETABLE SECURITIES

The marketable securities at September 30, 2012 are available-for-sale and have been valued at their fair market value of $33,071, which is $18,997 less than the original cost of the investments. The $18,997 decline in value has been accounted for as an unrecognized loss and is reflected in “other comprehensive loss” in stockholder’s equity.

NOTE 3 – PROPERTY PLANT AND EQUIPMENT

The Property Plant and Equipment is as follows:

Description	2012	2011
Balance	$ 4,194	$ 4,194
Accumulated Depreciation	(892)	(3,053)
Net Book Value	$ 302	$ 1,141

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totalling $23,617 at September 30, 2012 ($23,617 as at September 30, 2011), related to operating expenses of the Company that were paid for by the related party.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 87,000
Valuation allowance	(87,000)
Net deferred tax asset	$ -

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)     We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As of September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART III.

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

The following table shows the cash and non-cash compensation paid to our executive officers.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other	Restricted Stock Awards	SAR	LTIP Payout	Other
Matthew Marcus, CEO, Sole Officer & Director	2012 2011 2010	-0- -0- -0-	-0- -0- -0	-0- -0- -0--	-0- -0- -0-	-0- -0--0--	-0- -0- -0-	-0- -0- -0--

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Address (1) Of Beneficial Owner	Title Of Class	Amount of Beneficial Ownership	Percent Before Offering (2)
Matthew Marcus CEO, sole officer and Director	Common	2,750,000	57.9%
All officers & directors As a group (2 persons)	Common	2,750,000	57.9%

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

Under Rule 144(k), a person who is not an affiliate and has not been an affiliate for at least three months prior to the sale and who has beneficially owned shares for at least two years may resell their shares without compliance with the foregoing requirements. In meeting the one-and two-year holding periods described above, a holder of shares can include the holding periods of a prior owner who was not an affiliate. The one-and two-year holding periods described above do not begin to run until the full purchase price or other consideration is paid by the person acquiring the shares from the issuer or an affiliate. Rule 701 provides that currently outstanding shares of common stock acquired under our employee compensation plans, and shares of common stock acquired upon exercise of presently outstanding options granted under these plans, may be resold beginning 90 days after registration:

•	by persons, other than affiliates, subject only to the manner of sale provisions of Rule 144, and
•	by affiliates under Rule 144 without compliance with its one-year minimum holding period, subject to some limitations.

There is presently no agreement by any holder, including our "affiliates", of “restricted" shares not to sell their shares.

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

There are currently no related party transactions between Marcus’ affiliates and Pioneer Consulting Group. Further, Pioneer Consulting Group has not had any preliminary contact or discussions with Marcus affiliates and there are no present plans, proposals, arrangements or understandings with these companies to enter into any future transactions.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits marked with an "*" have already been filed. The remaining exhibits are filed with this Registration Statement:

Number Exhibit Name

Number	Exhibit Name
*1.1	Subscription Agreement
*3.1	Certificate of Incorporation
*3.2	By-Laws
*4.1	Form of Common Stock Certificate
*5.1	Opinion of Jillian Ivey Sidoti, Esq. regarding legality *10.1 Loan Agreement with Matthew Marcus
*10.2	Promissory Note with Matthew Marcus
*23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Rule 13a-14(a) 15(d)-14(a) Certification By Chief Executive Officer
31.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002
32.1	Rule 13a-14(a) 15(d)-14(a) Certification By Chief Financial Officer
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted to Section 906 of the Sarbanes-Oxley Act 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 19, 2013 Pioneer Consulting Group, Inc..

By: /s/ Matthew Marcus

Matthew Marcus, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 19, 2013 Pioneer Consulting Group, Inc..

By: /s/ Matthew Marcus

   Matthew Marcus, President and Chief Executive Officer

