Form 10-Q/A
period 2012-03-31
Pioneer Consulting group, Inc.
filed 2013-07-23
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Amendment # 1

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

          As of April 30, 2012, the Company had 4,750,000 shares of common stock issued and outstanding.

2

FORM 10-Q
PIONEER CONSULTING GROUP, INC.
INDEX

Part I – Financial Information

Item 1. Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	March-31-12	September-30-11
ASSETS
Current Assets
Cash	$1,438	$1,438
Marketable Securities	33,071	33,071
Total Current Assets	34,510	34,510
Property Plant and Equipment, net	722	1,141
Other Assets
Security Deposit	535	535

Total Assets	$35,767	$36,186

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000
Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	—	—
Common Stock: $0.001 par value
100,000,000 authorized, issued: 4,750,000	4,750	4,750
Additional paid-in capital	232,750	232,750
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(256,353)	(255,933)
Total Stockholders' Deficit	(37,850)	(37,430)
Total Liabilities and Stockholders' Deficit	$35,767	$36,187

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

					Date of formation
	3 months	3 months	6 months	6 months	June-26-06
	ended	ended	ended	ended	to
	March-31-12	March-31-11	March-31-12	March-31-11	March-31-12

Revenue	$—	$—	$—	$—	$118,869

Operating Expenses
General and Administrative Expenses	—	—	—	2,550	405,296

Net Operating Income (Loss)	—	—	—	(2,550)	(286,427)

Other Income and (Expense)
Depreciation	(210)	(210)	(419)	(419)	(3,472)
Interest and Dividend Income	—	—	—	3,988	32,035
Gains on Sales of Investments	—	—	—	—	1,512
Total Other Income	(210)	(210)	(419)	3,569	30,074

Net Income (Loss)	$(210)	$(210)	$(419)	$1,019	$(256,353)

Weighted Average Shares Outstanding	4,750,000	4,750,000	4,750,000	4,750,000

Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

					Date of Formation
	3 months	3 months	6 months	6 months	June-26-06
	ended	ended	ended	ended	to
	March-31-11	March-31-11	March-31-12	March-31-11	March-31-12
Cash flow from Operating Activities
Net Income (Loss)	$(210)	$(210)	$(419)	$1,019	$(256,353)
Add non-cash expenses
Depreciation	210	210	419	419	3,472
Adjust for non-operating activity expenses
Stock Issue expenditures	—	—	—	—	237,500
Increase in Accrued Expenses	—	—	—	—	23,617
Net Cash flow from (used in) Operating Activities	—	—	—	1,438	8,236

Cash flows from Investing Activities
Purchases of Investments	—	—	—	—	(52,068)
Purchase of fixed assets	—	—	—	—	(4,194)
Security Deposit	—	—	—	—	(535)
Net Cash flows from (used in) Investing Activities	—	—	—	—	(56,797)

Cash flows from Financing Activities
Loan received from related party	—	—	—	—	50,000
Net Cash flows from (used in) Financing Activities	—	—	—	—	50,000

Net increase (decrease) in Cash	—	—	—	1,438	$1,439

Opening Cash	1,439	1,439	1,439	1
Closing Cash	$1,439	$1,439	$1,439	$1,439

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

NOTE 2 – MARKETABLE SECURITIES

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totaling $23,617 March 31, 2012, related to operating expenses of the Company that were paid for by the related party.

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

As of March 31, 2012, the Company had a cash balance of $1,439. We have minimal capital expenditure commitments. The Company’s cash used in operations for the six months ended March 31, 2012 was $nil and the Company currently is using approximately $1,629 cash per month in operations.

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

Date: July 23, 2013
/s/ Matthew J. Marcus

Matthew J. Marcus
Chief Executive Officer and Chief Financial Officer

