Form 10-Q/A
period 2012-06-30
Pioneer Consulting group, Inc.
filed 2013-07-23
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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

2

FORM 10-Q
PIONEER CONSULTING GROUP, INC.
INDEX

Part I – Financial Information

Item 1. Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	June 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash	$4,783	$1,438
Marketable Securities	33,071	33,071
Total Current Assets	37,854	34,510
Property Plant and Equipment, net	512	1,141
Other Assets
Security Deposit	535	535

Total Assets	$38,901	$36,186

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000
Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	—	—
Common Stock: $0.001 par value
100,000,000 authorized, issued: 4,750,000	4,750	4,750
Additional paid-in capital	232,750	232,750
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(253,219)	(255,933)
Total Stockholders' Deficit	(34,716)	(37,430)
Total Liabilities and Stockholders' Deficit	$38,901	$36,187

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

					Date of formation
	3 months	3 months	9 months	9 months	June-26-06
	ended	ended	ended	ended	to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$—	$—	$—	$—	$118,869

Operating Expenses
General and Administrative Expenses	950	—	950	2,550	406,246

Net Operating Income (Loss)	—	—	—	(2,550)	(287,377)

Other Income and (Expense)
Depreciation	(210)	(210)	(629)	(629)	(3,682)
Interest and Dividend Income	4,293	—	4,293	3,988	36,328
Gains on Sales of Investments	—	—	—	—	1,512
Total Other Income	4,083	(210)	3,664	3,359	34,158

Net Income (Loss)	$3,133	$(210)	$2,714	$809	$(253,219)

Weighted Average Shares Outstanding	4,750,000	4,750,000	4,750,000	4,750,000

Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

					Date of formation
	3 months	3 months	9 months	9 months	June-26-06
	ended	ended	ended	ended	to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Cash flow from Operating Activities
Net Income (Loss)	$3,133	$(210)	$2,714	$809	$(253,219)
Add non-cash expenses
Depreciation	210	210	629	629	3,682
Adjust for non-operating activity expenses
Stock Issue expenditures	—	—	—	—	237,500
Increase in Accrued Expenses	—	—	—	—	23,617
Net Cash flow from (used in) Operating Activities	3,343	—	3,343	1,438	11,578

Cash flows from Investing Activities
Purchases of Investments	—	—	—	—	(52,068)
Purchase of fixed assets	—	—	—	—	(4,194)
Security Deposit	—	—	—	—	(535)
Net Cash flows from (used in) Investing Activities	—	—	—	—	(56,797)

Cash flows from Financing Activities
Loan received from related party	—	—	—	—	50,000
Net Cash flows from (used in) Financing Activities	—	—	—	—	50,000

Net increase (decrease) in Cash	3,343	—	3,343	1,438	$4,782
Opening Cash	1,439	1,439	1,439	1
Closing Cash	$4,782	$1,439	$4,782	$1,439

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totaling $23,617 June 30, 2012, related to operating expenses of the Company that were paid for by the related party.

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

As of June 30, 2012, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company’s cash flow (used) in operations for the nine months ended June 30, 2012 was $3,343 and the Company currently is using approximately $1,000 cash per month in operations.

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

