Form 10-Q/A
period 2012-12-31
Pioneer Consulting group, Inc.
filed 2013-07-23
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q – Amendment # 1

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

        As of Mar 11, 2013, the Company had 47,500,000 shares of common stock issued and outstanding.

2

FORM 10-Q
PIONEER CONSULTING GROUP, INC.
INDEX

Part I – Financial Information

Item 1. Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	December 31, 2012	September 30, 2012
ASSETS
Current Assets
Cash	$4,783	$4,783
Marketable Securities	33,071	33,071
Total Current Assets	37,854	37,854
Property Plant and Equipment, net	93	302
Other Assets
Security Deposit	535	535

Total Assets	$38,482	$38,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000

Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	—	—
Common Stock: $0.001 par value
100,000,000 authorized, issued: 47,500,000	47,500	47,500
Additional paid-in capital	190,000	190,000
Accumulated Other Comprehensive Loss	-18,997	-18,997
Deficit Accumulated During Development Stage	-253,639	-253,428
Total Stockholders' Deficit	-35,136	-34,925
	$38,482	$38,692

see Notes to Unaudited Financial Statements
4

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

			Date of formation
	quarter	quarter	26-Jun-06
	ended	ended	to
	31-Dec-12	31-Dec-11	31-Dec-12

Revenue	$—	$—	$118,869

Operating Expenses
General and Administrative Expenses	—	—	406,246

Net Operating Income (Loss)	—	—	-287,377

Other Income and (Expense)
Depreciation	-210	-210	-4,101
Interest and Dividend Income	—	—	36,328
Gains on Sales of Investments	—	—	1,512
Total Other Income	-210	-210	33,739

Net Income (Loss)	$(210)	$(210)	$(253,639)

Weighted Average Shares Outstanding	47,500,000	47,500,000

Income (Loss) per Common Share	$(0.00)	$(0.00)

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

			Date of Formation
	quarter	quarter	26-Jun-06
	ended	ended	to
	31-Dec-12	31-Dec-11	31-Dec-12
Cash flow from Operating Activities
Net Income (Loss)	$(210)	$(210)	$(253,639)
Add non-cash expenses
Depreciation	210	210	4,101
Adjust for non-operating activity expenses
Stock Issue expenditures	—	—	237,500
Increase in Accrued Expenses	—	—	23,617
Net Cash flow from (used in) Operating Activities	—	—	11,580

Cash flows from Investing Activities
Purchases of Investments	—	—	-52,068
Purchase of fixed assets	—	—	-4,194
Security Deposit	—	—	-535
Net Cash flows from (used in) Investing Activities	—	—	-56,797

Cash flows from Financing Activities
Loan received from related party	—	—	50,000
Net Cash flows from (used in) Financing Activities	—	—	50,000

Net increase (decrease) in Cash	—	—	$4,782

Opening Cash	4,782	4,782
Closing Cash	$4,782	$4,782

see Notes to Unaudited Financial Statements

Pioneer Consulting Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totaling $23,617 at December 31, 2012, related to operating expenses of the Company that were paid for by the related party.

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

During the quarter ended December 31, 2012 we generated $nil in revenues from operations from sales of our EDGAR services ($nil during the quarter ended December 31, 2011). After factoring in our operating and administrative expenses in the amount of $nil ($nil during the quarter ended December 31, 2011) and other income of $(210) ($210 during the quarter ended December 31, 2010) the Company had a net loss for quarter end December 31, 2011 of $210 (December 31, 2010 – net loss of $210).

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

As of December 31, 2012, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company’s cash used in operations for the three months ended December 31, 2012 was $nil and the Company currently is using approximately $1,629 cash per month in operations.

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

Management’s Report of Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

