Form 10-Q
period 2013-03-31
PC GROUP, INC.
filed 2014-04-18
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333 147634

PC Group, Inc.

 (Name of Small Business Issuer in its charter)

NEVADA	20-5912837
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number

2840 Hwy 95 Alt S #7
Silver Springs, NV	89429
(Address of principal executive offices)	(Zip code)

(775) 577-5386
Issuer’s Telephone Number

Pioneer Consulting Group, Inc.
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

Yes   X . No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       . No   X .

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes       . No       .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of Mar 13, 2014, the Company had 47,500,000 shares of common stock issued and outstanding.

FORM 10-Q
PC GROUP, INC.
INDEX

Contents

Part I – Financial Information

4

Item 1. Financial Statements

4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

11

ITEM 4T. CONTROLS AND PROCEDURES.

11

PART II

12

ITEM 1. LEGAL PROCEEDINGS

12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

12

ITEM 5. OTHER INFORMATION.

12

ITEM 6. EXHIBITS.

12

SIGNATURES

13

Part I – Financial Information

Item 1. Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	March 31, 2013	September 30, 2012
ASSETS
Current Assets
Cash	$4,783	$4,783
Marketable Securities	33,071	33,071
Total Current Assets	37,854	37,854
Property Plant and Equipment, net	-	302
Other Assets
Security Deposit	535	535
Total Assets	$38,389	$38,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000
Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	-	-
Common Stock: $0.001 par value
100,000,000 authorized, issued: 47,500,000	47,500	47,500
Additional paid-in capital	190,000	190,000
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(253,731)	(253,428)
Total Stockholders' Deficit	(35,228)	(34,925)
	$38,389	$38,692

See Notes to Unaudited Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

					Date of formation
	Three months	Three months	Six months	Six months	June 26, 2006
	ended	ended	ended	ended	to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-	$-	$118,869

Operating Expenses
General and Administrative Expenses	-	-	-	-	406,246

Net Operating Income (Loss)	-	-	-	-	(287,377)

Other Income and (Expense)
Depreciation	(92)	(210)	(302)	(419)	(4,182)
Interest and Dividend Income	-	-	-	-	36,328
Gains on Sales of Investments	-	-	-	-	1,512
Total Other Income	(92)	(210)	(302)	(419)	33,646

Net Income (Loss)	$(92)	$(210)	$(302)	$(419)	$(253,731)

Weighted Average Shares Outstanding	47,500,000	47,500,000	47,500,000	47,500,000

Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Notes to Unaudited Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

			Date of Formation
	Six months	Six months	June 26, 2006
	ended	ended	to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flow from Operating Activities
Net Income (Loss)	$(302)	$(419)	$(253,731)
Add non-cash expenses
Depreciation	302	419	4,194
Adjust for non-operating activity expenses
Stock Issue expenditures	-	-	237,500
Increase in Accrued Expenses	-	-	23,617
Net Cash flow from (used in) Operating Activities	-	-	11,580

Cash flows from Investing Activities
Purchases of Investments	-	-	(52,068)
Purchase of fixed assets	-	-	(4,194)
Security Deposit	-	-	(535)
Net Cash flows from (used in) Investing Activities	-	-	(56,797)

Cash flows from Financing Activities
Loan received from related party	-	-	50,000
Net Cash flows from (used in) Financing Activities	-	-	50,000

Net increase (decrease) in Cash	-	-	$4,783

Opening Cash	4,783	1,438
Closing Cash	$4,783	$1,438

See Notes to Unaudited Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

PC Group, Inc. (the “Company”) was incorporated in Nevada on June 28, 2006 as Pioneer Consulting Group Inc., and was inactive until December 28, 2006. On April 4, 2013, the Company changed its name to PC Group, Inc. The Company was organized to engage in any lawful act or activity for which a corporation may be organized and is in the business of document formatting and electronic filing services for public corporations and individuals.

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

Cash and Cash Equivalents

PC Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2012, the Company had $1,439 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

Recent Accounting Pronouncements

PC Group, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – MARKETABLE SECURITIES

The marketable securities at March 31, 2013 and September 30, 2012 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997, has been accounted for as an unrecognized loss and is reflected in “other comprehensive loss” in stockholder’s equity.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totaling $23,617 at March 31, 2013, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company’s CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2012. The loan is currently in default

NOTE 6 – INCOME TAXES

For the period from inception through the period ended March 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at March 31, 2012, and will expire beginning in the year 2028.

NOTE 7 – LEASE

The Company is operating out of a leased facility on a month to month lease that requires monthly payments of $535. A refundable security deposit of $535 was paid at the inception of the lease.

NOTE 8 – COMMON STOCK

The Company split its stock effective October 1, 2012 on a ten to one basis increasing the issued and outstanding shares from 4,750,000 to 47,500,000 shares.

NOTE 9 – LIQUIDITY AND GOING CONCERN

PC Group, Inc. has limited working capital and has received minor revenues so far from sales services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the PC Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its future capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

PC Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 under the name of Pioneer Consulting Group Inc. to focus on providing services for SEC EDGAR filings. The name was changed to PC Group, Inc.

PC Group has just recently commenced operations. Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC’s electronic data gathering analysis and retrieval system, called EDGAR.

During the six months ended March 31, 2013 we generated $nil in revenues from operations from sales of our EDGAR services ($nil during the quarter ended March 31, 2011). After factoring in our operating and administrative expenses in the amount of $nil ($nil during the six months ended March 31, 2012) and other income of $(420) ($420 during the six months ended March 31, 2012) the Company had a net loss for six months ended March 31, 2013 of $420 (2012 - $420) and for the quarter end March 31, 2012 of $210 (March 31, 2012 – net loss of $210).

Our management expects that we will experience net cash out-flows for the fiscal year 2013, given developmental nature of our business. We believe that our cash on hand as of March 31, 2013, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

Liquidity and Capital Resources

PC Group, Inc. has limited working capital and has received minor revenues so far from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2013, the Company had a cash balance of $4,783. We have minimal capital expenditure commitments. The Company’s cash used in operations for the six months ended March 31, 2013 was $nil.

The ability of the PC Group, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Management’s Report of Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the six months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PC GROUP, INC.

Date: March 13, 2014
/s/ Stuart Carnie

Stuart Carnie
Chief Executive Officer and Chief Financial Officer

13