Form 10-Q
period 2013-06-30
PC GROUP, INC.
filed 2014-04-18
CIK 1419247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

13

Part I – Financial Information

Item 1. Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Balance Sheets
(unaudited and prepared by management)

	June 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash	$4,783	$4,783
Marketable Securities	33,071	33,071
Total Current Assets	37,854	37,854
Property Plant and Equipment, net	-	302
Other Assets
Security Deposit	535	535
Total Assets	$38,389	$38,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000
Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	-	-
Common Stock: $0.001 par value
100,000,000 authorized, issued: 47,500,000	47,500	47,500
Additional paid-in capital	190,000	190,000
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(253,731)	(253,428)
Total Stockholders' Deficit	(35,228)	(34,925)
	$38,389	$38,692

See Notes to Unaudited Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Statement of Operations
(unaudited and prepared by management)

					Date of formation
	Three months	Three months	Nine months	Nine months	June 26, 2006
	ended	ended	ended	ended	to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$118,869

Operating Expenses
General and Administrative Expenses	-	-	-	-	406,246

Net Operating Income (Loss)	-	-	-	-	(287,377)

Other Income and (Expense)
Depreciation	-	(210)	(302)	(629)	(4,182)
Interest and Dividend Income	-	-	-	-	36,328
Gains on Sales of Investments	-	-	-	-	1,512
Total Other Income	-	(210)	(302)	(629)	33,646

Net Income (Loss)	$-	$(630)	$(302)	$(629)	$(253,731)

Weighted Average Shares Outstanding	47,500,000	47,500,000	47,500,000	47,500,000

Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Notes to Unaudited Financial Statements

PC Group, Inc. (formerly Pioneer Consulting Group, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(unaudited and prepared by management)

			Date of Formation
	Nine months	Nine months	June 26, 2006
	ended	ended	to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flow from Operating Activities
Net Income (Loss)	$(302)	$(629)	$(253,731)
Add non-cash expenses
Depreciation	302	629	4,194
Adjust for non-operating activity expenses
Stock Issue expenditures	-	-	237,500
Increase in Accrued Expenses	-	-	23,617
Net Cash flow from (used in) Operating Activities	-	-	11,580

Cash flows from Investing Activities
Purchases of Investments	-	-	(52,068)
Purchase of fixed assets	-	-	(4,194)
Security Deposit	-	-	(535)
Net Cash flows from (used in) Investing Activities	-	-	(56,797)

Cash flows from Financing Activities
Loan received from related party	-	-	50,000
Net Cash flows from (used in) Financing Activities	-	-	50,000

Net increase (decrease) in Cash	-	-	$4,783

Opening Cash	4,783	1,438
Closing Cash	$4,783	$1,438

See Notes to Unaudited Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013

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

Cash and Cash Equivalents

PC Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013, the Company had $1,439 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

NOTE 2 – MARKETABLE SECURITIES

The marketable securities at June 30, 2013 and September 30, 2012 are available-for-sale and have been valued at their fair market value of $33,071 which is less than the original cost of the investments. The decline in value of $18,997, has been accounted for as an unrecognized loss and is reflected in “other comprehensive loss” in stockholder’s equity.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property, equipment, and software have been capitalized and are being depreciated and amortized over their estimated useful lives using straight line methods for book purposes and accelerated methods for income tax purposes.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totalling $23,617 at June 30, 2013, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company’s CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal is due in full on December 27, 2012. The loan is currently in default

NOTE 6 – INCOME TAXES

For the period from inception through the period ended June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $256,000 at June 30, 2013, and will expire beginning in the year 2027.

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

During the nine months ended June 30, 2013 we generated $nil in revenues from operations from sales of our EDGAR services ($nil during the nine months ended June 30, 2012). After factoring in our operating and administrative expenses in the amount of $nil ($nil during the nine months ended June 30, 2012) and other income of $(302) ($629 during the nine months ended June 30, 2012) the Company had a net loss for nine months ended June 30, 2013 of $302 (2012 - $629) and for the quarter end June 30, 2012 of $Nil (June 30, 2012 – net loss of $210).

Our management expects that we will experience net cash out-flows for the fiscal year 2013, given developmental nature of our business. We believe that our cash on hand as of June 30, 2013, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of June 30, 2013, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company’s cash used in operations for the nine months ended June 30, 2013 was $nil and the Company currently is using approximately $1,629 cash per month in operations.

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

Management’s Report of Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the nine months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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