Form 10-K
period 2013-09-30
PC GROUP, INC.
filed 2014-04-18
CIK 1419247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2013

.	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________________ to _____________________

Commission File Number: 000-54794

PC GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada	20-5912837
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2840 Hwy 95 Alt S #7
Silver Springs, NV 89429
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number (775) 577-5386
PC Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act

      .  Yes     X .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

      .  Yes    X .  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X . Yes        .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

      .  Yes        .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K         .

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

Large accelerated filer         .                                                                                         Accelerated filer                      .

Non-accelerated filer           .  (Do not check if a small reporting company)               Small reporting company     X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 Yes       .   No     X .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 13, 2014: 47,500,000 common shares

PART 1

ITEM 1.  BUSINESS

In General

PC Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 as Pioneer Consulting Group, Inc. to focus on utilizing Financial Mark-up Language Technology Software to facilitate SEC EDGAR filings. The Company’s name was changed from Pioneer Consulting Group, Inc. to PC Group, Inc. on April 4, 2013.

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

PC Group, Inc.has obtained a license from Advanced Computer Innovations Inc. (http://www.sec-EDGAR-filing.com/EDGARwiz.htm) for proven EDGAR filing software known as EDGAR Whiz. Converting documents to EDGAR for SEC filings is complicated. The stringent requirements can demand painstaking, time-consuming, and error-prone editing to get documents in shape for filing. EDGARwiz™ solves this problem. Running under Windows 2007, XP, 2000, NT, Me, 98 or 95, it converts MS Word, Excel, PowerPoint, WordPerfect, MS Works and several other kinds of documents to EDGAR easily and automatically. No special document preparation or subsequent editing is needed. The converted files encounter no validation errors and are ready to be attached to EDGAR submission and sent to the SEC. It is the most accurate, complete, flexible, fastest and cost-effective solution we know of for simple or complex EDGARfilings.

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

Compensation: As full compensation for the services rendered by contractor, PC Group, Inc.shall pay the contractor x amount of dollars. Such compensation shall be payable within 30 days of receipt of contractor's invoice for services rendered supported by reasonable documentation.

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

Research and Development Activities

Although our industry relies on the technical knowledge of computers and software, our operations will not require research and development in the traditional sense. Other than initial web site development at www.mylegalfilings.com, we have not undergone any research and development activity. Our president, Stuart Carnie, has basic training in formatting and filing EDGAR documents and will be responsible for all of our service offerings.

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

We Depend Highly on Stuart Carnie, Our President, Treasurer, and Sole Director, Who Is Difficult To Replace. The Loss of Mr. Marcus May Result in the Ceasing of Operations, and Investors May Lose Their Entire Investments.

We have only one sole officer and director, Stuart Carnie who is also our President, Chief Executive Officer, Secretary, and Treasurer of Pioneer Consulting Group, who devotes approximately 20% of his time per week to our business. Our intended plan of operations is dependent upon the continuing support and expertise of Mr. Marcus. Loss of Mr. Marcus could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investors' investments.

Our Sole Director, Stuart Carnie, Has Significant Control Over Stockholder Matters, Which Will Restrict the Ability of Minority Stockholders to Influence Our Activities That Might Be Beneficial to Them.

Our sole director, Stuart Carnie, holds 47,500,000 of our common shares outstanding as of September 30, 2013, which gives him voting control over all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or precluding a change in control of PC Group, Inc. that might be beneficial to other stockholders. In addition, if a takeover is delayed, deterred or precluded, shareholders may be prevented from receiving a premium price for their shares.

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

You May Not Recoup Your Investment In Our Shares Should Loans Made By Mr. Marcus To PC Group, Inc.Are Not Paid Off Before Liquidation. As a Creditor, He Will Be Entitled To The Proceeds from Liquidation of Pioneer Consulting Group’s Assets Before Shareholders.

In the event loans made by Pioneer Consulting Group's sole director, Stuart Carnie, are not paid off, he will have priority over shareholders, as a creditor, in any distribution of assets in liquidation. As a result of this, investors in this offering may not be able to recoup any, if not all, of their investment should PC Group, Inc. elect to liquidate.

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

RISKS RELATING TO OUR BUSINESS

PC Group, Inc. has only engaged in its current business model for a limited period of time, its track record is limited. The business of EDGAR filings is extremely competitive and the field is dominated by well-established industry brands.

In order to address these risks successfully some of the major EDGAR filing companies that we must compete with include: Bowne, Vintage Filings, and RR Donnelly. Additionally, law firms and public companies may be able to process EDGAR filings as an alternative to outsourcing.

Additionally, in order to address risks related to our business PC Group, Inc. must attract customers at a cost effective rate, develop effective and profitable strategic marketing campaigns, and attract, retain, and motivate qualified personnel. There can be no assurances that our business model will be successful. We have never been profitable and losses are expected to continue.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED    STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

Operation Statement Data

			Date of Formation
	year	year	June-28-06
	ended	ended	to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$118,869

Operating Expenses	-	950	406,246

Net operating income	-	(950)	(287,377)
Other income (expenses)	(302)	3,443	33,647
Net income	$2,505	$2,497	$(253,731)

Average outstanding shares	47,500,000	47,500,000

Earnings (loss) per share	$0.00	$(0.00)

Balance Sheet Data
	September 30,	September 30,
	2013	2012
Total Current Assets	$37,654	$37,654
Total Assets	$38,389	$38,692
Total Liabilities	$73,617	$73,617
Total Shareholders' Deficit	$(35,228)	$(34,925)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

PC Group, Inc. was incorporated under the laws of the State of Nevada on June 28, 2006 to focus on providing services for SEC EDGAR filings. On April 4, 2013, the Company changed its name from Pioneer Consulting Group, Inc. to PC Group, Inc.

Our plan of operations is to provide document formatting and electronic filing services for companies and individuals that desire to submit filings, such as reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the SEC, via the SEC’s electronic data gathering analysis and retrieval system, called EDGAR.

During the year ended September 30, 2013 we generated $nil ($nil in 2012) in revenues from operations from sales of our EDGAR services. After factoring in our operating and administrative expenses in the amount of $nil ($950 – 2012) and other expenses of $302 (other income of $3,443 - 2012), the Company had a net loss for yearend September 30, 2013 of $302 (net income of $2,497 – 2012).

Our management expects that we will experience net cash out-flows for the fiscal year 2013, given developmental nature of our business. We believe that our cash on hand as of September 30, 2013, in the amount of $4,782, is not sufficient to maintain our current level of operations for the next approximately 12 months.

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

As of September 30, 2013, the Company had a cash balance of $4,782. We have minimal capital expenditure commitments. The Company currently is using approximately $1,000 cash per month in operations.

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

LEGAL MATTERS

None

REPORTS TO SECURITY HOLDERS

PC Group, Inc. is not a reporting issuer under the Securities Exchange Act of 1934. As a result of this offering, we will become subject to the informational requirements of the 1934 Act for a period of at least one fiscal year.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are unaudited, submitted in accordance with Reg. 210. 3-11 of Regulation S-X.

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited and prepared by management)

	September 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash	$4,783	$4,783
Marketable Securities	33,071	33,071
Total Current Assets	37,854	37,854
Property Plant and Equipment, net	-	302
Other Assets
Security Deposit	535	535
Total Assets	$38,389	$38,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Expenses - Related Party	$23,617	$23,617
Long-term Liabilities
Note Payable - Related Party	50,000	50,000
Total Liabilities	73,617	73,617

STOCKHOLDERS' DEFICIT

Preferred Stock: $0.001 par value,
20,000,000 authorized, issued: none	-	-
Common Stock: $0.001 par value
100,000,000 authorized, issued: 47,500,000	47,500	47,500
Additional paid-in capital	190,000	190,000
Accumulated Other Comprehensive Loss	(18,997)	(18,997)
Deficit Accumulated During Development Stage	(253,731)	(253,428)
Total Stockholders' Deficit	(35,228)	(34,925)
	$38,389	$38,692

See Notes to Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A Development Stage Company)

Statement of Operations

(unaudited and prepared by management)

			Date of formation
	Year	Year	June 26, 2006
	ended	ended	to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$118,869

Operating Expenses
General and Administrative Expenses	-	950	406,246

Net Operating Income (Loss)	-	(950)	(287,377)

Other Income and (Expense)
Depreciation	(302)	(839)	(4,182)
Interest and Dividend Income	-	4,293	36,329
Gains on Sales of Investments	-	-	1,512
Total Other Income	(302)	3,443	33,647

Net Income (Loss)	$(302)	$2,493	$(253,731)

Weighted Average Shares Outstanding	47,500,000	47,500,000

Income (Loss) per Common Share	$(0.00)	$(0.00)

See Notes to Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

(prepared by management)

						Deficit
					Accumulated	Accumulated
	Common Stock		Additional	Deferred	Other	During
		Par	Paid-in	Officer's	Comprehensive	Development
	Number	Value	Capital	Commission	Loss	Stage	Total

October 1, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -
Common shares issued to officer	47,500,000	47,500	190,000	-	-	-	237,500
Deferred officer's compensation	-	-	-	(59,250)	-	-	(59,250)
Unrealized loss on marketable securities	-	-	-	-	(8,234)	-	(8,234)
Net income (loss) for year	-	-	-	-	-	(185,405)	(185,405)
Balance, September 30, 2007	47,500,000	47,500	190,000	(59,250)	(8,234)	(185,405)	(15,389)
Deferred officer's compensation	-	-	-	59,250	-	-	59,250
Unrealized loss on marketable securities	-	-	-	-	(10,763)	-	(10,763)
Net income (loss) for year	-	-	-	-	-	(68,555)	(68,555)
Balance, September 30, 2008	47,500,000	47,500	190,000	-	(18,997)	(253,960)	(35,457)
Net income (loss) for year	-	-	-	-		2,350	2,350
Balance, September 30, 2009	47,500,000	47,500	190,000	-	(18,997)	(253,960)	(35,457)
Net income (loss) for year	-	-	-	-		(4,924)	(4,924)
Balance, September 30, 2010	47,500,000	47,500	190,000	-	(18,997)	(256,533)	(38,030)
Net income (loss) for year	-	-	-	-	-	611	611
Balance, September 30, 2011	47,500,000	47,500	190,000	-	(18,997)	(255,922)	(38,030)
Net income (loss) for year	-	-	-	-	-	2,493	2,493
Balance, September 30, 2012	47,500,000	47,500	190,000	-	(18,997)	(253,429)	(34,926)
Net income (loss) for year	-	-	-	-	-	(302)	(302)
Balance, September 30, 2013	47,500,000	$47,500	$190,000	$ -	$(18,997)	$(253,731)	$(35,228)

See Notes to Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A Development Stage Company)

Statement of Cash Flows

(unaudited and prepared by management)

			Date of Formation
	Year	Year	June 26, 2006
	ended	ended	to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flow from Operating Activities
Net Income (Loss)	$(302)	$2,497	$(253,731)
Add non-cash expenses
Depreciation	302	839	4,194
Adjust for non-operating activity expenses
Stock Issue expenditures	-	-	237,500
Increase in Accrued Expenses	-	-	23,617
Net Cash flow from (used in) Operating Activities	-	3,332	11,580

Cash flows from Investing Activities
Purchases of Investments	-	-	(52,068)
Purchase of fixed assets	-	-	(4,194)
Security Deposit	-	-	(535)
Net Cash flows from (used in) Investing Activities	-	-	(56,797)

Cash flows from Financing Activities
Loan received from related party	-	-	50,000
Net Cash flows from (used in) Financing Activities	-	-	50,000

Net increase (decrease) in Cash	-	3,332	$4,783

Opening Cash	4,783	1,451
Closing Cash	$4,783	$4,783

See Notes to Financial Statements

PC Group, Inc.

(formerly Pioneer Consulting Group, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited and prepared by management)

September 30, 2013

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

Cash and Cash Equivalents

PC Group, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2013 the Company had $4,782 of unrestricted cash that was being held in a money market account, to be used for future business operations.

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

Common Shares Issued for Services

The company issued 4,750,000 common shares to its CEO under an employment agreement in 2007.

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

In April 2012, the FASB issued ASU 2012-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2012, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In June 2012, the FASB issued ASU 2012-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2012. ASU 2012-05 will become effective for the Company on January 1, 2013. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2012-05 is not expected to have a material impact on our financial position or results of operations.

In May 2012, the FASB issued ASU 2012-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2012. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2012-04 will become effective for the Company on January 1, 2013. We are currently evaluating ASU 2012-04 and have not yet determined the impact that adoption will have on our financial statements.

NOTE 2 – MARKETABLE SECURITIES

The marketable securities at September 30, 2013 are available-for-sale and have been valued at their fair market value of $33,071, which is $18,997 less than the original cost of the investments. The $18,997 decline in value has been accounted for as an unrecognized loss and is reflected in “other comprehensive loss” in stockholder’s equity.

NOTE 3 – PROPERTY PLANT AND EQUIPMENT

The Property Plant and Equipment is as follows:

Description	2013	2012
Balance	$4,194	$4,194
Accumulated Depreciation	(4,194)	(3,892)
Net Book Value	$-	$302

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

The Company has a payable due to related party, the Company’s CEO, totalling $23,617 at September 30, 2013 ($23,617 as at September 30, 2012), related to operating expenses of the Company that were paid for by the related party.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $50,000 from a related party, the Company’s CEO, in December 2006, to be used for working capital. The loan is non-interest bearing and unsecured. The loan principal was due in full on December 27, 2012.

NOTE 6 – INCOME TAXES

For the period from inception through ended September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $253,731 at September 30, 2013, and will expire in the year 2031.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$87,000
Valuation allowance	(87,000)
Net deferred tax asset	$-

NOTE 7 – COMMON STOCK

The Company split its stock effective October 1, 2012 on a ten to one basis increasing the issued and outstanding shares from 4,750,000 to 47,500,000 shares.

NOTE 8 – LIQUIDITY AND GOING CONCERN

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

We did not maintain appropriate cash controls – As of September 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of September 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9 B.  OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

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

Name	Age	Term Served	Title/Position(s)
Stuart Carnie	45	August 1, 2013	Sole Officer and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Stuart Carnie - CEO, President, Treasurer and Director

Stuart Carnie was appointed the president, chief executive officer, treasurer and director on August 1, 2013. Mr. Carnie has spent the last 15 years in the aviation industry providing aircraft financing to private and publicly held airlines worldwide. Mr. Carnie has also been engaged as an independent consultant for mining projects in North America. From 2008-2009 Mr. Carnie was an executive at Harvard Holdings International Inc., a start-up airline servicing the Caribbean. From 2010-2011, Mr. Carnie was Vice President of International and Public Relations for Pace Airlines, a chartered airline based in North Carolina. During 2011, Mr. Carnie acted briefly as a director for Blackhawk Mines Corp., a minerals exploration company.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of PC Group, Inc. has been involved in legal proceedings that would be material to an evaluation of officers and directors.

No Merger Plans

We have no present intention, nor does a present potential exist for us, to consummate a business combination with any business or company, in which our promoters, management, or their affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Further, none of the companies listed above in which our president, Stuart Carnie, is or has been affiliated with have had any preliminary contact or discussions with Pioneer Consulting Group, and there are no present plans, proposals, arrangements, or understandings with any representatives of those entities regarding the possibility of an acquisition or merger transaction.

ITEM 11.  EXECUTIVE COMPENSATION

We have made no provisions for cash compensation to our executive officers and director.

The following table shows the cash and non-cash compensation paid to our executive officers.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other	Restricted Stock Awards	SAR	LTIP Payout	Other
Stuart Carnie, CEO, Sole Officer & Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Matthew Marcus, CEO, Sole Officer & Director	2013 2012 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Employment Agreements

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our sole director, Stuart Carnie.

Conflict of Interest - Management's Fiduciary Duties

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between PC Group, Inc. and his other business activities.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Address (1) Of Beneficial Owner	Title Of Class	Amount of Beneficial Ownership	Percent Before Offering (2)
Stuart Carnie CEO, sole officer and Director	Common	0	0
All officers & directors As a group (2 persons)	Common	0	0

(1)

The business address of the director and executive officers is c/o PC Group, Inc., 2840 Hwy 95 Alt S #7., Silver Springs, Nevada 89429

(2)

Based on current outstanding common shares of 47,500,000.

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

Options and Warrants

We do not presently have any options or warrants authorized or any securities that may be convertible into common stock. However, our sole director, Stuart Carnie, may later determine to authorize options and warrants for our company.

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

The 47,500,000 of common stock held by existing stockholder were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares will become eligible for sale a year from their date of initial issuance, subject to the limitations of Rule 144. We cannot predict the effect, if any, that offers or sales of these shares would have on the market price. Nevertheless, sales of significant amounts of restricted securities in the public markets could negatively affect the fair market price of the shares, as well as impair our ability to raise capital through the issuance of additional equity shares.

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

Our sole director, Stuart Carnie, acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

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

In connection with our organization, on June 28, 2006, our founder was issued 4,750,000 shares of our restricted common stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and the domain name.

On June 28, 2006, our president, director and controlling shareholder, signed a loan agreement, as amended, to lend us $25,000 on a promissory note after closing of this offering if we fail to raise a minimum of $25,000 from the offering. This loan will be made to us in the full amount of $25,000 even if we manage to raise some proceeds from this offering, e.g. $10,000.

It is contemplated that we may enter into certain transactions with our sole director, Stuart Carnie, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

We presently have no office facilities but for the time being we will use as our business address the office of Stuart Carnie, our president, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

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

As permitted by Nevada law, we intend to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to exceptions. In addition, our bylaws provide that we are required to indemnify our officers and directors, employees and agents under circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we would be required to advance expenses to our officers and directors as incurred in proceedings against them for which they may be indemnified. The bylaws provide that we, among other things, will indemnify officers and directors, employees and agents against liabilities that may arise by reason of their status or service as directors, officers, or employees, other than liabilities arising from wilful misconduct, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. At present, we are not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

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

Loan Agreement with Stuart Carnie

*10.2

Promissory Note with Stuart Carnie

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

March 13, 2014

PC Group, Inc.

By: /s/ Stuart Carnie

Stuart Carnie, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2014

PC Group, Inc.

By: /s/ Stuart Carnie

Stuart Carnie, President and Chief Executive Officer